Form 10-Q
period 2023-09-30
Agriculture & Natural Solutions Acquisition Corp
filed 2023-12-21
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41861

Agriculture & Natural Solutions Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1591619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 36th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 993-0076
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	ANSCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ANSC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ANSCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 21, 2023, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$—	$20,000
Deferred offering costs associated with proposed public offering	1,189,192	754,357
Total assets	$1,189,192	$774,357
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$39,000	$—
Accounts payable - related party	309,412	18,122
Accrued expenses	526,092	440,849
Note payable	300,000	300,000
Total current liabilities	1,174,504	758,971
Commitments and Contingencies (Note 5)
Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863	863
Additional paid-in capital	24,137	24,137
Accumulated deficit	(10,312)	(9,614)
Total shareholder’s equity	14,688	15,386
Total Liabilities and Shareholder’s Equity	$1,189,192	$774,357

(1)
Includes an aggregate of up to 1,125,000 Class B ordinary shares, $0.0001 par value, of Agriculture & Natural Solutions Acquisition Corporation (the “Company” and such shares, the “Founder Shares”) that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ exercise of their over-allotment option in full, on November 13, 2023, 1,125,000 Founder Shares are no longer subject to forfeiture (see Note 4). On March 24, 2021, the Company issued an aggregate of 10,062,500 Founder Shares to Agriculture and Natural Solutions Acquisition Sponsor LLC (the “Sponsor”) for $25,000. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled, resulting in 7,906,250 Founder Shares outstanding. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares, resulting in 10,541,667 Founder Shares outstanding. In September 2023, the Sponsor surrendered to the Company for no consideration an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Class B ordinary shares of 2,875,000 shares, resulting in 8,625,000 Founder Shares outstanding. All share amounts and related information have been retroactively restated to reflect the dividend, surrender and cancellation (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Formation costs	$—	$599	$698	$599
Net loss	—	(599)	(698)	(599)
Weighted average shares outstanding, basic and diluted (1)	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)
Excludes an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ exercise of their over-allotment option in full, on November 13, 2023, 1,125,000 Founder Shares are no longer subject to forfeiture (see Note 4). On March 24, 2021, the Company issued an aggregate of 10,062,500 Founder Shares to the Sponsor for $25,000. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled, resulting in 7,906,250 Founder Shares outstanding. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares, resulting in 10,541,667 Founder Shares outstanding. In September 2023, the Sponsor surrendered to the Company for no consideration an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Class B ordinary shares of 2,875,000 shares, resulting in 8,625,000 Founder Shares outstanding. All share amounts and related information have been retroactively restated to reflect the dividend, surrender and cancellation (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S Equity

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023(1)	8,625,000	$863	$24,137	$(9,614)	$15,386
Net loss	—	—	—	(698)	(698)
Balance as of March 31, 2023	8,625,000	$863	$24,137	$(10,312)	$14,688
Net loss	—	—	—	—	—
Balance as of June 30, 2023	8,625,000	$863	$24,137	$(10,312)	$14,688
Net loss	—	—	—	—	—
Balance as of September 30, 2023	8,625,000	$863	$24,137	$(10,312)	$14,688

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022 (1)	8,625,000	$863	$24,137	$(8,389)	$16,611
Net loss	—	—	—	—	—
Balance as of March 31, 2022	8,625,000	$863	$24,137	$(8,389)	$16,611
Net loss	—	—	—	—	—
Balance as of June 30, 2022	8,625,000	$863	$24,137	$(8,389)	$16,611
Net loss	—	—	—	(599)	(599)
Balance as of September 30, 2022	8,625,000	$863	$24,137	$(8,988)	$16,012

(1)
Includes an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ exercise of their over-allotment option in full, on November 13, 2023, 1,125,000 Founder Shares are no longer subject to forfeiture (see Note 4). On March 24, 2021, the Company issued an aggregate of 10,062,500 Founder Shares to the Sponsor for $25,000. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled, resulting in 7,906,250 Founder Shares outstanding. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares, resulting in 10,541,667 Founder Shares outstanding. In September 2023, the Sponsor surrendered to the Company for no consideration an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Class B ordinary shares of 2,875,000 shares, resulting in 8,625,000 Founder Shares outstanding. All share amounts and related information have been retroactively restated to reflect the dividend, surrender and cancellation (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net loss	$(698)	$(599)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs funded by note payable through Sponsor	698	599
Net cash used in operating activities	—	—
Cash Flows from Financing Activities
Advances from related party	—	20,000
Repayment of advances from related party	(20,000)	—
Net cash (used in) provided by financing activities	(20,000)	20,000
Net (decrease) increase in cash	(20,000)	20,000
Cash - beginning of period	20,000	—
Cash - end of period	$—	$20,000
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs incurred during the period and included in accounts payable	$39,000	$—
Deferred offering costs incurred during the period and included in accrued expenses	$85,243	$187,036
Deferred offering costs incurred during the period and included in accounts payable - related party	$310,592	$142,186

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Agriculture and Natural Solutions Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On November 20, 2022, the Company changed its name from Decarbonization Plus Acquisition Corporation V to Energy Opportunities Acquisition Corporation. On September 12, 2023, the Company changed its name to Agriculture & Natural Solutions Acquisition Corporation. The Company’s sponsor is Agriculture and Natural Solutions Acquisition Sponsor LLC (formerly known as Energy Opportunities Acquisition Sponsor LLC and Decarbonization Plus Acquisition Sponsor V LLC), a Cayman Islands limited liability company (the “Sponsor”).

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from March 22, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Consummation of Initial Public Offering

On November 13, 2023, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments (the “Over-Allotment Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 9,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Agriculture and Natural Solutions Acquisition Warrant Holdings LLC (the “Warrant Holdings Sponsor”) and the Company’s independent directors, generating gross proceeds to the Company of $9,400,000, which is described in Note 4.

Transaction costs amounted to $20,396,788, including $12,075,000 in deferred underwriting fees, $6,900,000 in upfront underwriting fees, and $1,421,788 in other offering costs related to the Initial Public Offering. In addition, cash of $2,500,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on November 13, 2023, an amount of $345,000,000 ($10.00 per Unit) of the proceeds from the Initial Public Offering and Private Placement was deposited into a U.S. based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering held in the Trust Account will not be released until the earlier of (i) the consummation of the Initial Business Combination and (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations or in an interest bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s second amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if it obtains the approval of an ordinary resolution for such Initial Business Combination under Cayman Islands law, or such higher approval threshold as may be required by law. However, in no event will the Company redeem the Public Shares if such redemption would cause the Public Shares to become a “penny stock” as such term is defined in Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for Public Shares in connection with an Initial Business Combination, a holder of Public Shares will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Public Shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s second amended and restated memorandum and articles of association if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of September 30, 2023, the Company had a cash balance of $0. However, following the closing of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and the sale of Private Placement Warrants (as described in Notes 3 and 4) for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

These unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement filed with the SEC. The interim results in these unaudited condensed financial statements are not necessarily indicative of future expected results.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of September 30, 2023. The Company had $20,000 cash and no cash equivalents as of December 31, 2022.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company accounted for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. The over-allotment option was fully exercised upon the completion of the initial public offering and no liability was recognized.

Offering Costs associated with the Initial Public Offering

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the public offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Public Shares were charged against the carrying value of Public Shares subject to possible redemption.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 4). For the periods ended September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company offered for sale 30,000,000 Units at a price of $10.00 per Unit for a total of $300 million (or 34,500,000 Units at a price of $10.00 per Unit for a total of $345 million if the underwriters’ over-allotment option was exercised in full). Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). An affiliate of the Sponsor and the Company’s independent directors committed to purchase an aggregate of 8,500,000 Private Placement Warrants (9,400,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised in full) at a price of $1.00 per Private Placement Warrant in a private placement closing simultaneously with the Initial Public Offering. Each whole warrant entitles the holder to purchase one Public Share at a price of $11.50 per share. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Beginning 120 days after the completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Public Shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Public Warrant holders. The Private Placement Warrants will be non-redeemable and will be exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation.

The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2023. On November 13, 2023, the Company consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $345 million. The Units issued in connection with the over-allotment option are identical to the Units issued in the Initial Public Offering.

Note 4 – Related Party Transactions

Founder Shares

On March 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”) in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, the Sponsor surrendered to the Company for no consideration, an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Class B ordinary shares of 2,875,000 shares. In November 2023, the Company’s sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Founder Shares were retroactively restated to the net amount issued and outstanding resulting in 8,625,000 Founder Shares, acquired for approximately $0.003 per share and outstanding as of the periods presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ exercise of their over-allotment option in full, 1,125,000 Founder Shares are no longer subject to forfeiture. The Sponsor and the

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Company’s independent directors are not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Sponsor and the Company’s independent directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Public Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

On November 13, 2023, the Warrant Holdings Sponsor and the Company’s independent directors purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per whole Private Placement Warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each whole Private Placement Warrant is exercisable for one whole Public Share at a price of $11.50 per share. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will not expire except upon liquidation.

The Warrant Holdings Sponsor and the Company’s independent directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement signed on the date of the prospectus for the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

The Company agreed, commencing on the date of the initial public offering, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023 and December 31, 2022, the Company did not incur any fees in relation to this agreement.

Related Party Loans

On March 23, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. On September 20, 2021, the Note was amended and restated to extend the maturity date to the earlier of December 31, 2022, or the completion of the Initial Public Offering. On December 9, 2022, the Note was amended and restated to extend the maturity date to the earlier of December 31, 2023, or the completion of the Initial Public Offering. On September 13, 2023, the Note was amended and restated to extend maturity date to the earlier of March 31, 2024 or the completion of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, the Company had borrowed $300,000 under the Note. On November 22, 2023, the Note was fully paid upon the Company’s consummation of its Initial Public Offering. The Note is no longer available to be drawn.

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company had $309,412 and $18,122, respectively, due to related party recorded in “Accounts payable – related party” on the condensed balance sheets. This amount represents offering and formation costs paid on behalf of the Company and was due on demand. On November 22, 2023, the Company paid off the outstanding balance due to related party as of September 30, 2023.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Note 5 – Commitments and Contingencies

Underwriting Agreement

On November 13, 2023, the Company paid an underwriting discount of 2.0% of the per Unit offering price (or $6,900,000 in aggregate) to the underwriters at the closing of the Initial Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $12,075,000 will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 6 – Shareholder’s Equity

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company includes up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s second amended and restated memorandum and articles of association). As of September 30, 2023 and December 31, 2022, there are no Class A ordinary shares issued or outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares depending on the extent to which the over-allotment option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of September 30, 2023, and December 31, 2022, there were 8,625,000 Founder Shares issued and outstanding.

On November 13, 2023, in connection with the consummation of the Initial Public Offering, the underwriters exercised their over-allotment option in full and the 1,125,000 Founder Shares are no longer subjected to forfeiture.

Warrants

As of September 30, 2023 and December 31, 2022, there were no Public Warrants or Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

The exercise price of each warrant is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Public Shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average last reported trading price of the Public Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (such price, the “market value”) is below the Newly Issued Price, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of the Initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Public Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement).

The Company is not registering Public Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

Beginning 120 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•
In whole and not in part;
•
At a price of $0.01 per warrant;
•
Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and
•
if, and only if, the last sale price of the Public Shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants for cash unless a registration statement under the Securities Act covering the Public Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Public Shares is available throughout such 30-trading day period and the 30-day redemption period. If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

None of the Private Placement Warrants will be redeemable by the Company.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—CONTINUED

No fractional Public Shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Public Shares to be issued to the holder.

Note 7 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that would have required adjustment or disclosure in the condensed financial statements, except for the transactions and events in connection with the Company’s consummation of an Initial Public Offering on November 13, 2023, as discussed in Note 1, Note 3, Note 4, Note 5 and Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “ANSC,” “our,” “us” or “we” refer to Agriculture & Natural Solutions Acquisition Corporation. The following discussion and analysis of ANSC’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”) and Impact Ag Partners LLC, a Wyoming Limited Liability company, and its affiliates (“Impact Ag,” and, together with Riverstone, the ”Sponsor Entities”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Sponsor Entities’ platforms to identify, acquire and build a company whose principal effort is developing and advancing a platform that decarbonizes the traditional agriculture sector and enhances natural capital at scale. We believe these areas of focus represent a favorable and highly fragmented market opportunity to consummate a business combination.

The Registration Statement for our initial public offering was declared effective on November 8, 2023 (the “Public Offering”). On November 13, 2023, we consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $345,000,000, and incurring transaction costs of approximately $20.0 million, consisting of $6.9 million of underwriting fees, approximately $12.1 million of deferred underwriting fees and approximately $1 million of other offering costs.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 9,400,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to an affiliate of our Sponsor and independent directors, generating gross proceeds of $9,400,000 (the “Private Placement”).

Approximately $345,000,000 ($10.00 per Unit) of the net proceeds of the Public Offering (including approximately $12.1 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our second amended and restated memorandum and articles of association.

If we are unable to complete an initial business combination within twenty-four (24) months from the closing of the Public Offering, or November 13, 2025, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2023, we had no formation costs.

For the three months ended September 30, 2022, we had a net loss of $599 which is consisted of formation costs.

For the nine months ended September 30, 2023, we had a net loss of $698 which is consisted of formation costs.

For the nine months ended September 30, 2022, we had a net loss of $599 which is consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2023, the Company had a cash balance of $0. However, following the consummation of the Initial Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Initial Public Offering and sale of Private Placement Warrants (as described in Notes 3 and 4) for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On November 13, 2023, the underwriters were entitled to, and ANSC paid, an underwriting discount of $0.20 per unit, or $6,900,000 in the aggregate, upon closing of the Public Offering.

In addition, $0.35 per unit, or approximately $12,075,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq Stock Market Inc. and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. No fees were accrued for the periods ended September 30, 2023 and 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants will be charged to shareholder’s equity as Public Warrants and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares for the periods ended September 30, 2023 and 2022 were reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. For the periods ended September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our final prospectus filed with the SEC on November 13, 2023 (“Final Prospectus”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
1.1

Underwriting Agreement, dated November 8, 2023, between ANSC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

3.1

Second Amended and Restated Memorandum and Articles of Association of ANSC (incorporated by reference to Exhibit 3.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to ANSC’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to ANSC’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)
4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to ANSC’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)
4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to ANSC’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)
4.5

Private Warrant Agreement, dated November 8, 2023, between ANSC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.6

Public Warrant Agreement, dated November 8, 2023, between ANSC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.1

Letter Agreement, dated November 8, 2023, among ANSC, its officers and directors, the Sponsor and Agriculture & Natural Solutions Acquisition Warrant Holdings, LLC (the “Warrant Holdings Sponsor”) (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.2

Investment Management Trust Agreement, dated November 8, 2023, between ANSC and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.3

Registration Rights Agreement, dated November 8, 2023, among the Company, the Sponsor, the Warrant Holdings Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.4

Administrative Support Agreement, dated as of November 8, 2023, by and between ANSC and Riverstone Equity Partners LP (incorporated by reference to Exhibit 10.4 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.5

Private Placement Warrants Purchase Agreement, dated November 8, 2023, among ANSC, the Warrant Holdings Sponsor and the other purchasers named therein (incorporated by reference to Exhibit 10.5 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to ANSC’s Registration Statement on Form S-1 (Commission File No. 333-275150), filed November 2, 2023)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: December 21, 2023	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary