Form 10-K
period 2023-12-31
Agriculture & Natural Solutions Acquisition Corp
filed 2024-03-28
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41861

Agriculture & Natural Solutions Acquisition Corporation

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1591619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 36th Floor New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-0076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	ANSCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ANSC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ANSCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-half of one warrant, began trading on The Nasdaq Stock Market LLC on November 9, 2023. Prior to that date, the Registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing January 3, 2024, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. On December 31, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s units held by non-affiliates of the registrant was approximately $350.2 million based on the closing sales price of the registrant’s units on such date as reported on The Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2024, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Agriculture & Natural Solutions Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company and an affiliate of the Sponsor Entities (as defined below). References to our “Warrant Holdings Sponsor” refer to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC, a Delaware limited liability company and an affiliate of the Sponsor. References to “Riverstone” are to Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates. References to “Riverstone Funds” are to a family of private equity funds that are managed by Riverstone. References to “Impact Ag” are to Impact Ag Partners LLC, a Wyoming limited liability company, and its affiliates. References to “Impact Ag Funds” are to a family of private equity funds that are managed by Impact Ag. References to “Sponsor Entities” are to Riverstone and Impact Ag. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on November 13, 2023 (the “Closing Date”). References to “public shares” are to our Class A ordinary shares sold as part of the Units (as defined below) in our Public Offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•
our ability to select an appropriate target business or businesses;
•
our ability to complete our initial business combination;
•
our expectations around the performance of the prospective target business or businesses;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•
our potential ability to obtain additional financing to complete our initial business combination;
•
our pool of prospective target businesses;
•
the ability of our officers and directors to generate a number of potential acquisition opportunities;
•
our public securities’ potential liquidity and trading;
•
the lack of a market for our securities;
•
the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
•
the trust account not being subject to claims of third parties; or
•
our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On March 24, 2021, our Sponsor purchased an aggregate of 10,062,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000, or approximately $0.002 per share. In September 2021, our Sponsor surrendered 2,156,250 Founder Shares to the Company for no consideration, which we accepted and cancelled. In November 2022, we effected a share dividend of 2,635,417 Founder Shares. In September 2023, our Sponsor surrendered an aggregate of 4,791,667 Founder Shares to the Company for no consideration, which we accepted and cancelled. In October 2023, we effected a share dividend of 2,875,000 Founder Shares. In November 2023, our Sponsor surrendered to the Company for no consideration 400,000 Founder Shares which we accepted and cancelled, and an aggregate of 400,000 Founder Shares were issued to our independent directors at their original purchase price. Our Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option for the Public Offering was not exercised in full by the underwriters. The underwriters exercised their over-allotment option in full on November 9, 2023, and no Founder Shares were forfeited by our Sponsor. The holders of our Founder Shares (including our Sponsor and our independent directors) are referred to herein as our “initial shareholders.”

On the Closing Date, we consummated our Public Offering of 34,500,000 units, including the Over-allotment Units (as defined below). The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000. Each unit (“Unit”) consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the consummation of the Public Offering, we completed the private sale of 9,400,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds to us of $9,400,000 (the “Private Placement”). Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants will become exercisable 30 days after the completion of our initial business combination, and will not expire except upon liquidation. None of the Private Placement Warrants will be redeemable by us.

In connection with the Public Offering, the underwriters of the Public Offering were granted an option to purchase up to an additional 4,500,000 units (the “Over-allotment Units”) at the Public Offering price, less the underwriting discounts and commissions. On November 9, 2023, the underwriters exercised their over-allotment option in full and purchased 4,500,000 Over-allotment Units at the closing of the Public Offering at an offering price of $10.00 per Over-allotment Unit, generating proceeds of $45,000,000.

We received gross proceeds from the Public Offering (including the Over-allotment Units) and the sale of the Private Placement Warrants of approximately $345.0 million and $9.4 million, respectively, for an aggregate of approximately $354.4 million. Approximately $345.0 million of the gross proceeds were deposited into a U.S. based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee (“Trustee”). The approximately $345.0 million of net proceeds held in the Trust Account includes approximately $12.1 million of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, approximately $6.9 million was used to pay underwriting discounts and commissions in the Public Offering, $300,000 was used to repay loans and advances from our Sponsor and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors) or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the ratio at which the Founder Shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of our Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

Beginning on January 3, 2024, holders of the Units sold in our Public Offering could elect to separately trade the Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants that are separated trade on the Nasdaq Global Market (“NASDAQ”) under the symbols “ANSC” and “ANSCW,” respectively. Those Units not separated continue to trade on NASDAQ under the symbol “ANSCU.”

Our Company

Our Sponsor is an affiliate of Riverstone and Impact Ag. Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Sponsor Entities’ platforms to identify, acquire and build a company whose principal effort is developing and advancing a platform that decarbonizes the traditional agriculture sector and enhances natural capital at scale. We believe these areas of focus represent a favorable and highly fragmented market opportunity to consummate a business combination.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive transactional, financial, managerial and investment experience that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often underperform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. The Sponsor Entities, affiliates of our Sponsor, have extensive experience in identifying and executing acquisitions across the agriculture, renewable, infrastructure, upstream and industrial services sectors, and have a substantial history of managing portfolios of industrial assets that they believe must be at the core of a solutions roadmap to address sustainability in our food system. Therefore, in addition to companies in the traditional agriculture sector, we may seek to consummate a business combination with a target company in one of these adjacent industries.

We believe the agriculture sector is historically underinvested and will require substantial investment to capitalize on its potential to contribute to economy-wide decarbonization. Investment in the sector has largely been directed toward increased production at the expense of earth’s systems. To date, decarbonization investment dollars have been deployed to improve sustainability of agricultural inputs and implement precision agriculture technologies. Emerging investment opportunities include natural capital marketplaces, sequestration technologies, and ecosystem measurement and monitoring platforms to incentivize improved land management and augment the pace of sectoral decarbonization.

We believe that we are well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds and investment bankers, in addition to the industry reach of the Sponsor Entities’ platforms, will enable us to pursue a broad range of opportunities.

We continue to seek to capitalize on the expertise and industry relationships of the Sponsor Entities, our Chief Executive Officer and our board of directors to source and complete an initial business combination. Since 2000, Riverstone has raised over $40 billion across the capital structure in all major components of the renewable and conventional energy, power and infrastructure markets, with exposure to over 200 projects in 15 countries. The firm maintains offices in New York, London, Houston, Mexico City and Amsterdam. Impact Ag has over 80 years combined experience with 9 people managing $200 million (AUD) in assets across 105,000 acres in 3 states of Australia, which include 85,000 heads of livestock and 34,000 acres of crops. Together, our board of directors and management team has a demonstrable track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

Robert (Bert) Glover serves as our Chief Executive Officer. Mr. Glover brings significant background and experience as an investor in the agriculture industry, especially with respect to companies with sustainability objectives. Mr. Glover is the founder and managing director of Impact Ag. Mr. Glover focuses on investments in farm management, business planning, animal welfare, natural capital and other nature based solutions.

In November 2015, Riverstone formed Silver Run Acquisition Corporation (“Silver Run I”), a blank check company formed for substantially the same purposes as the Company. Silver Run I aimed to capitalize on the 45 years of experience in the oil and gas industry of its Chief Executive Officer, Mark Papa. Prior to Silver Run I and his time with Riverstone, Mr. Papa was Chairman and Chief Executive Officer of EOG Resources, an exploration and production company. Through its initial public offering in February 2016, Silver Run I raised $500 million from the sale of 50 million units to public investors, with each unit consisting of one share of Class A Common Stock and one-third of one warrant. On July 6, 2016, an affiliate of Riverstone entered into a definitive agreement to purchase an approximate 89% interest in Centennial Resource Production, LLC (“Centennial”), an independent oil and natural gas company with assets located in the core of the Southern Delaware Basin, from funds controlled by, and affiliates of, NGP Energy Capital Management, L.L.C. In accordance with the definitive agreement, the Riverstone affiliate agreed to assign, and Silver Run I agreed to assume, its right to purchase the interest in Centennial. On October 11, 2016, Silver Run I consummated the acquisition of approximately 89% of the outstanding membership interests in Centennial. In connection with the acquisition, Silver Run I raised an additional approximately $1.0 billion through a private placement of shares of its Class A Common Stock at $10.00 per share. Upon the closing of the transaction, Silver Run I was renamed Centennial Resource Development, Inc., and its common stock and warrants began trading on the Nasdaq Capital Market under the symbols “CDEV” and “CDEVW”, respectively. Centennial Resource Development, Inc., was renamed Permian Resources Corporation (“Permian”) and its common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “PR.” On March 26, 2024, the last reported sale price of Permian’s common stock on the NYSE was $17.13 per share.

In November 2016, Riverstone formed Silver Run Acquisition Corporation II (“Silver Run II”), a blank check company formed for substantially the same purposes as the Company and Silver Run I. Through its initial public offering in March 2017, Silver Run II raised $1.035 billion from the sale of 103.5 million units to public investors, with each unit consisting of one share of Class A Common Stock and one third of one warrant. On February 9, 2018, Silver Run II consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa Holdings, LP (“Alta Mesa”), (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa Holdings GP, LLC, the sole general partner of Alta Mesa, and (iii) all of the membership interests in Kingfisher Midstream, LLC (“Kingfisher”). Following the business combination, Silver Run II was renamed “Alta Mesa Resources, Inc.” and its Class A Common Stock and warrants began trading on the Nasdaq Capital Market under the symbols “AMR” and “AMRWW,” respectively. Alta Mesa and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2019. Following such filing, Alta Mesa was delisted and its Class A Common Stock and warrants ceased to trade on the Nasdaq Capital Market.

In March 2017, Riverstone formed Vista Oil & Gas, S.A.B. DE C.V. (“Vista”), a blank check company formed for substantially the same purposes as the Company, Silver Run I and Silver Run II. Through its initial public offering in August 2017, Vista raised $650 million from the sale of 65 million units to public investors, with each unit consisting of one Series A share and one warrant. On April 4, 2018, Vista consummated the acquisition of an oil and gas platform from Pampa Energía S.A. and Pluspetrol Resources Corporation with interests in certain exploitation concessions, assessment blocks and exploration permits in Argentina. Vista’s Class A shares trade on the Mexican Stock Exchange under the symbol “VISTA,” and Vista’s American Depositary Shares trade on the NYSE under the symbol “VIST.” On March 26, 2024, the last reported sale price of Vista’s Class A shares on the Mexican Stock Exchange was $691.00 MXN per share. On March 26, 2024, the last reported sale price of Vista’s American Depositary Shares on the NYSE was $41.97 USD per share.

In September 2017, Riverstone formed Silver Run Acquisition Corporation III, a blank check company formed for substantially the same purpose as the Company, Silver Run I, Silver Run II and Vista. On August 18, 2020, Silver Run Acquisition Corporation III officially changed its name to Decarbonization Plus Acquisition Corporation (“Decarb I”). Through its initial public offering in October 2020, Decarb I raised $225.7 million from the sale of 22.5 million units to public investors, with each unit consisting of one share of Class A Common Stock and one-half of one warrant. Decarb I’s units, Class A Common Stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRBU,” “DCRB” and “DCRBW,” respectively. On February 9, 2021 Decarb I announced its initial business combination with Hyzon Motors Inc. (“Hyzon”), the global supplier of zero-emissions hydrogen fuel cell powered commercial vehicles. The transaction closed on July 16, 2021 and the combined entity is listed on NASDAQ under the symbol “HYZN.” On March 26, 2024, the last reported sale price of Hyzon’s common stock on the NASDAQ was $0.729 per share. Certain members of our management team and board of directors have been named as defendants in several civil lawsuits relating to the July 2021 merger between Decarb I and Hyzon, which make various claims including breach of fiduciary duty and violation of federal securities law based on allegedly misleading statements regarding that merger. These disputes are ongoing, and we cannot predict their outcome at this stage.

In December 2020, Riverstone formed Decarbonization Plus Acquisition Corporation II (“Decarb II”), a blank check company formed for substantially the same purpose as the Company, Silver Run I, Silver Run II, Vista and Decarb I. Through its initial public offering in February 2021, Decarb II raised $402.5 million from the sale of 40.25 million units to public investors, with each unit consisting of one share of Class A Common Stock and one third of one warrant. Decarb II’s units, Class A Common Stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRNU,” “DCRN” and “DCRNW,” respectively. On May 26, 2021, Decarb II announced its initial business combination with Tritium Holdings Pty Ltd (“Tritium”), a global developer and manufacturer of direct current fast chargers for electric vehicles. The transaction closed on January 13, 2022 and the combined entity is listed on NASDAQ under the symbol “DCFC.” On March 26, 2024, the last reported sale price of Tritium’s ordinary shares on NASDAQ was $0.057 per share.

In January 2021, Riverstone formed Decarbonization Plus Acquisition Corporation III (“Decarb III”), a blank check company formed for substantially the same purpose as the Company, Silver Run I, Silver Run II, Vista, Decarb I and Decarb II. Through its initial public offering in March 2021, Decarb III raised $350 million from the sale of 35.0 million units to public investors, with each unit consisting of one share of Class A Common Stock and one third of one warrant. Decarb III’s units, Class A Common Stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRCU,” “DCRC” and “DCRCW,” respectively. On June 15, 2021, Decarb III announced its initial business combination with Solid Power, Inc. (“Solid Power”), an industry leading producer of next-generation all-solid state batteries for electric vehicles. The transaction closed on December 8, 2021 and the combined entity is listed on the Nasdaq Capital Market under the symbol “SLDP.” On March 26, 2024, the last reported sale price of Solid Power’s common stock on the NASDAQ was $1.68 per share.

In February 2021, Riverstone formed Decarbonization Plus Acquisition Corporation IV (“Decarb IV”), a blank check company formed for substantially the same purpose as the Company, Silver Run I, Silver Run II, Vista, Decarb I, Decarb II and Decarb III. Through its initial public offering in August 2021, Decarb IV raised approximately $316 million from the sale of approximately 31.6 million units to public investors, with each unit consisting of one Class A ordinary share and one-half of one warrant. Decarb IV’s units, Class A ordinary shares and warrants traded on the Nasdaq Capital Market under the symbols “DCRDU,” “DCRD” and “DCRDW,” respectively. On September 26, 2022, Decarb IV announced its initial business combination with Hammerhead Resources Inc. (“Hammerhead”), an oil and natural gas exploration, development and production company. The transaction closed on February 23, 2023 and the combined entity was listed on the Toronto Stock Exchange (“TSX”) under the symbol HHRS.TO and on NASDAQ under the symbol “HHRS.” On November 6, 2023, Hammerhead announced that it entered into a definitive arrangement agreement with Crescent Point Energy Corp. (“Crescent Point”) pursuant to which Crescent Point agreed to acquire all of the issued and outstanding Class A common shares of Hammerhead for total consideration of C$21.00 per Hammerhead share. The transaction closed on December 21, 2023 and Hammerhead was delisted and its Class A Common Shares and warrants ceased to trade on the TSX and the Nasdaq Capital Market.

Riverstone is one of the most experienced private equity investors globally in renewables, with over 17 years of dedicated investment experience to renewables. Since inception, Riverstone has owned or developed over 200 projects in 15 countries and committed over $6.1 billion of capital to low-carbon platform investments across subsectors including mobility, battery materials, solar, wind and renewable fuels. Within the last few years alone, Riverstone has raised more than $3 billion for over a dozen transactions which include differentiated companies that are decarbonizing critical industries.

Impact Ag is a specialist agricultural asset management firm that identifies investment opportunities and raises capital, conducts due diligence, negotiates acquisitions and then operates the assets as part of a complete asset management offering. In executing investment strategies, Impact Ag is accountable for reporting all financial, statutory and compliance requirements, as well as business administrative functions. By aiming to meet future global needs, Impact Ag takes a long-term approach to agriculture. Impact Ag’s practical experience has demonstrated the relationships between soil, plant, animal and human health. This will protect and enhance these assets, allowing future generations to appreciate the biodiversity and natural heritage.

Impact Ag focuses on value creation and returns for investors. Impact Ag promotes regenerative agriculture and returns value to the farm gate through monetization of natural capital and value chain participation. Impact Ag creates value in multiple ways, including: improving profitability through optimization of assets, operating a low-cost model. increasing the productivity of the land by enhancing its natural resources, identifying market trends and taking a position within the value chain, investing in the people and the communities around which it operates, focusing on ecological outcomes to build asset value and managing assets to sequester carbon and access a variety of regulatory and private carbon markets.

With respect to the foregoing examples, past performance of Riverstone, Impact Ag, Silver Run I, Silver Run II, Vista, Decarb I, Decarb II, Decarb III, Decarb IV or our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of Riverstone’s, Impact Ag’s or our management’s performance as indicative of our future performance.

Business Strategy

Our acquisition and value creation strategy is to identify and complete our initial business combination with a company in the agriculture sector and following the transaction, build a company whose principal effort is developing and advancing a platform that decarbonizes the traditional agriculture sector and enhances natural capital at scale. The agriculture sector is historically underinvested and will require substantial investment to capitalize on its potential to contribute to economy-wide decarbonization. Investment in the sector has largely been directed toward increased production at the expense of earth’s systems. To date, decarbonization investment dollars have been deployed to improve sustainability of agricultural inputs and implement precision agriculture technologies. Emerging investment opportunities include natural capital marketplaces, sequestration technologies, and ecosystem measurement and monitoring platforms to incentivize improved land management and augment the pace of sectoral decarbonization.

We expect to develop our pipeline of opportunities for a potential business combination through our management team’s decades of experience, deep relationships and extensive network of corporate executives, board members, venture capital and private equity firms, family offices, investment bankers, lawyers, and investors. We have an extensive history of launching investment platforms through proactive and highly selective sourcing of potential targets by analyzing the entire value chain to determine the best balance of risk and reward segment. Utilizing this approach, we have helped build large public and private platforms in the global sustainability and agriculture markets.

Our selection process will leverage our team’s broad and deep relationship network, distinct industry experiences and extensive deal-sourcing capabilities to access a broad spectrum of differentiated opportunities. We expect to develop this network through our team’s broad experience, with demonstrated success in both investing in and operating businesses across a variety of industries and at numerous stages of these companies’ life cycles. We have developed a distinctive combination of capabilities, which includes:

•
an established record of building industry-leading companies and strong ability to deliver shareholder value over an extended time period;
•
experience using acquisitions to grow companies during periods of both economic growth and decline by using extensive deal-sourcing and differentiated transaction execution/structuring capabilities;
•
experience deploying value creation strategies, including recruiting talented personnel, implementing system upgrades with the back-office systems, and delivering operating efficiency by implementing an analytical based approached to business metrics; and
•
extensive capital markets experience across various business cycles, including financing businesses and assisting companies with transition to public ownership.

We intend to focus our efforts on opportunities where our team’s strategic vision, operating expertise, deep relationships and capital markets experience can be catalysts to enhance the growth, competitive position and financial upside in an initial business combination. We intend to identify and execute an initial business combination within the agriculture sector in the United States or other developed countries, although we may pursue targets in any business, industry, sector, or geographical location. Our team has an established history in identifying and capitalizing on key trends that have shaped the global agriculture markets and has helped build leading platforms to scale within the marketplace.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

•
are fundamentally sound but that we believe can improve results by leveraging the transactional, financial, managerial and investment experience of our management team and the Sponsor Entities;
•
can utilize the extensive networks and insights that our management team and the Sponsor Entities have built in the agriculture industry;
•
are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•
exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and
•
will offer an attractive risk-adjusted return for our shareholders.

Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may pursue an acquisition opportunity jointly with our Sponsor Entities, or one or more affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Founder Shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Founder Shares will convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Founder Shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our Sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to the Company from a financial point of view.

The Sponsor Entities, members of our management team and our independent directors own (directly or indirectly) Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, the Sponsor Entities or its affiliates, including our officers and directors who are affiliated with the Sponsor Entities, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

Sources of Target Businesses

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•
cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•
we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding;
•
any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
•
the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of shares or Warrants our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) of or Rule 10b-5 under the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
•
if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
•
we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o
the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
o
the purpose of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates;
o
the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
o
the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates; and
o
the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of the Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Under our amended and restated memorandum and articles of association, we will not redeem our public shares if such redemption would cause our Class A ordinary shares to become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act. This may require us to not redeem the public shares, or not close the initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. Additionally, we may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval, while direct mergers with the Company, including where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association, would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulations the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

Upon public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, we will:

•
Conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•
File proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval at an ordinary resolution for such business combination under Cayman Islands Law (or such higher approval threshold as may be required by Cayman Islands law and pursuant to our amended and restated memorandum and articles of association). A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding representing one third (1/3) of the voting power of all outstanding ordinary shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in respect of such ordinary resolution, in addition to our initial shareholders’ Founder Shares, we would need 37.5% of the then outstanding public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association will not restrict our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our business combination within 24 months from the closing of the Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination within 24 months from the closing of the Public Offering.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of the Public Offering. However, if our Sponsor, officers or directors acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes, we may request the Trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (except for our independent registered public accounting firm), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to seek access to the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,500,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and a liquidator may determine that such funds should be included in our insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Public Offering, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial business combination:

•
repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
•
reimbursement for office space, utilities, secretarial and administrative services made available to us by our Sponsor or an affiliate thereof, in an amount equal to $10,000 per month;
•
reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
•
repayment of loans made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 712 Fifth Avenue, 36th Floor, New York, NY 10019, and our telephone number is (212) 993-0076. The cost for our use of this space is included in the $10,000 per month fee we pay to reimburse our Sponsor or an affiliate thereof for office space, utilities and secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

Human Capital Resources

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Website

Our website address is www.ansc.co. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Risks Relating to a Special Purpose Acquisition Company and our Securities

•
We are a company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.
•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•
The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline.
•
We may not be able to complete our initial business combination within 24 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Risks Relating to our Securities

•
You will not be entitled to protections normally afforded to investors of many other blank check companies.
•
Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the status of the debt and equity markets.
•
We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.
•
We have not registered the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.
•
The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Risks Relating to the Sponsor Entities, our Sponsor and Our Management Team

•
Past performance by the Sponsor Entities, including our management team, may not be indicative of future performance of an investment in us.
•
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
•
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
•
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
•
Our initial shareholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us.
•
Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

I. Risks Relating to a Special Purpose Acquisition Company and our Securities

We are a company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company established in the Cayman Islands with no operating results, and we have not yet commenced operations. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our initial shareholders’ Founder Shares, in respect of an ordinary resolution, we would need 37.5% of the then outstanding public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their Founder Shares in accordance with the majority of votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules or to satisfy a minimum cash requirement or maximum redemption. Consequently, if accepting all properly submitted redemption requests would cause us not to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on—among other factors—the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or Warrants from public shareholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. See “Part I, Item 1. Business — Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase shares or Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
•
if our Sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares or Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of or against approving the business combination transaction;
•
our Sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
•
we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o
the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;
o
the purpose of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates;
o
the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;
o
the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors or any of their affiliates; and

o
the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. For example, David Leuschen, a director and the chairman of our board of directors, and directors Jeffery H. Tepper, Dr. Jennifer Aaker and Robert Tichio have been named as defendants in several civil lawsuits relating to the July 2021 merger between Decarb I and Hyzon, which make various claims including breach of fiduciary duty and violation of federal securities law based on allegedly misleading statements regarding that merger. These disputes are ongoing, and we cannot predict their outcome at this stage. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

II. Risks Relating to our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum market value of listed securities ($50 million), a minimum number of publicly held shares (600,000), a minimum market value of publicly held securities ($40 million), a minimum number of holders of our securities (300 public shareholders and 100 warrantholders) and have at least four registered and active market makers.

Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of NASDAQ or another national securities exchange, which are generally more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Warrants are listed on NASDAQ, our Units, Class A ordinary shares and Warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our Founder Shares will have the right to vote on the election of directors prior to our initial business combination, NASDAQ considers us to be a “controlled company” within the meaning of NASDAQ’s rules and, as a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Prior to our initial business combination, only holders of our Founders Shares will have the right to vote on the election of directors. As a result, NASDAQ considers us to be a “controlled company” within the meaning of NASDAQ’s rules, and we may qualify for and rely on exceptions from certain corporate governance requirements. Under NASDAQ corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
we have a board that includes a majority of “independent directors,” as defined under NASDAQ’s rules;
•
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
we have independent director oversight of our director nominations.

We intend to utilize certain of these exemptions, including the exemption for a board that includes a majority of “independent directors,” as defined under NASDAQ’s rules. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”).

Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units are immediately tradeable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including the Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell the Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. For example, Hyzon, which completed a business combination with Decarb I (sponsored by an affiliate of Riverstone), and certain of Hyzon’s former officers settled an SEC complaint in September 2023, pursuant to which the SEC alleged that Hyzon and those former Hyzon officers committed fraud in the leadup to the business combination by misleading investors regarding Hyzon’s sales pipeline. As part of the settlement, Hyzon agreed to pay $25 million in civil penalties. While the SEC complaint did not assert claims or allege wrongdoing by Decarb I’s sponsor or management team and Decarb I believes that it completed extensive and customary diligence in connection with the business combination, Decarb I’s diligence process did not identify the alleged misrepresentations. There can be no assurance that extensive and customary diligence will identify all material issues in relation to a particular business combination target or that it would be possible to uncover all material issues through such diligence. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.

Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference”. As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company;
•
adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of our Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

In the adopting release for the SPAC Final Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

Our search for a business combination, and any target businesses with which we ultimately consummate a business combination, may be materially adversely affected by the status of the debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by certain events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and the Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands or both. We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

You will not be permitted to exercise your Warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

We are registering the issuance of Class A ordinary shares that are issuable upon exercise of the Warrants because the Warrants will become exercisable 30 days after the completion of the initial business combination, which may be within one year of this offering. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of the initial business combination or earlier upon redemption or liquidation, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the initial business combination, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonably efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the Warrants. We will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered in connection with our Public Offering, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to Class A ordinary shares at the time of our initial business combination. In addition, the holders of our Private Placement Warrants and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and the holders of the warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the Class A ordinary shares issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders, holders of our Private Placement Warrants, holders of Warrants that may be issued upon conversion of working capital loans or their permitted transferees are registered for resale.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in industries that may provide opportunities for attractive risk-adjusted returns in one of the multiple sectors that may advance the agriculture sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

III. Risks Relating to the Sponsor Entities, our Sponsor and Our Management Team

Past performance by the Sponsor Entities, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, the Sponsor Entities and their affiliates and our management team is presented for informational purposes only. Past performance by the Sponsor Entities, including our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the Sponsor Entities’ or our management team’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying business combination candidates in the agriculture sector, we will consider a business combination outside of our target industries or sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to the Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to the Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination or earlier at the option of the holders thereof as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. Currently, there are 465,500,000 and 41,375,000 (the underwriters have exercised their full overallotment option) authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of Class B ordinary shares. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors) or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment and forfeiture as set forth herein. There are no preferred shares issued and outstanding. The Class B ordinary shares are convertible into our Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination or earlier at the option of the holders thereof as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares::

•
may significantly dilute the equity interests of our investors;
•
may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•
could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•
may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Riverstone, which is an investment manager to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors and our Sponsor are, and all of them may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of the Sponsor Entities are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or obligations to other entities, including the special purpose acquisition companies noted below and any other special purpose acquisition companies they may become involved with, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance of equity or equity-linked securities to any such entity. Our amended and restated memorandum and articles of association provides that: (i) no individual serving as a director or an officer will have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any of our directors or officers on the one hand, and us, on the other hand.

In addition, the Sponsor Entities or their affiliates, including our officers and directors who are affiliated with the Sponsor Entities, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates (including affiliates of our Sponsor and their respective employees) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of the Sponsor Entities and/or one or more investors in the Riverstone Funds or Impact Ag Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, the Sponsor Entities and their affiliates also are focused on investments in the agriculture sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interests. If this were the case and the directors fail to act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law, we may have a claim against such individuals.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement or potential involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to the Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with the Sponsor Entities and/or one or more investors in the Riverstone Funds or Impact Ag Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 24, 2021, our Sponsor acquired 10,062,500 Founder Shares in exchange for the payment of $25,000 of expenses on our behalf. In September 2021, our Sponsor surrendered to us for no consideration an aggregate of 2,156,250 Founder Shares, which we accepted and cancelled. In November 2022, we effected a share dividend of 2,635,417 Founder Shares. In September 2023, our Sponsor surrendered to us for no consideration an aggregate of 4,791,667 Founder Shares, which we accepted and cancelled. In October 2023, we effected a share dividend of 2,875,000 Founder Shares, resulting in our Sponsor owning an aggregate of 8,625,000 Founder Shares, acquired for approximately $0.003 per share. The number of Founder Shares issued came with the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. In November 2023, our Sponsor surrendered to us for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to our independent directors at their original purchase price. Our Sponsor agreed to forfeit up to 1,125,000 Founder shares depending on the extent to which the underwriters’ overallotment option was not exercised so that the Founder Shares would represent 20% of our issued and outstanding shares after the Public Offering. On November 9, 2023, the underwriters exercised the over-allotment option in full; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will be worthless if we do not complete an initial business combination in the prescribed timeframe. In addition, our Warrant Holdings Sponsor and independent directors purchased an aggregate of 9,400,000 Private Placement Warrants, each exercisable for one of our Class A ordinary shares at $11.50 per shares, for a purchase price of $9,400,000, or $1.00 per Private Placement Warrant, that will also be worthless if we do not complete a business combination in the prescribed timeframe. Holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•
our inability to pay dividends on our ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•
other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•
solely dependent upon the performance of a single business, property or asset, or
•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules, unless another exemption from the definition of “penny stock” is available. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders or warrantholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

Other than amendments relating to the appointment or removal of directors prior to our initial business combination (which would require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting) and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands (which would require the approval of our board of directors), the provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which would require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting, and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands, which would require the approval of our board of directors) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the fund in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders will control the appointment and removal of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote and board approval, potentially in a manner that you do not support.

Our initial shareholders own shares representing 20.0% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our initial shareholders, will entitle the holders to appoint and remove all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Furthermore, to continue the Company in a jurisdiction outside of the Cayman Islands, including the adoption of the organizational documents for such jurisdiction, our board of directors will be able to approve such continuation and organizational documents without the vote of any holders of our Class A ordinary shares and Class B ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 50% of the then-outstanding Warrants. As a result, the exercise price of your Warrants could be increased, the Warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number our Class A ordinary shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of the Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants beginning 120 days after completion of an initial business combination and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued Warrants to purchase 17,250,000 Class A ordinary shares as part of the Units. We also issued 9,400,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our initial shareholders currently own an aggregate of 8,625,000 Founder Shares. The Founder Shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant at the option of the lender. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. This is different from other blank check companies similar to ours whose units include Class A ordinary shares and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a newly issued price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then (i) the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price and (ii) the $18.00 redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS as issued by the International Accounting Standards Board, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our Public Offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•
higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•
rules and regulations regarding currency redemption;
•
complex corporate withholding taxes on individuals;
•
laws governing the manner in which future business combinations may be effected;
•
tariffs and trade barriers;
•
regulations related to customs and import/export matters;
•
longer payment cycles;
•
tax issues, including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
•
currency fluctuations and exchange controls;
•
rates of inflation;
•
cultural and language differences;
•
employment regulations;
•
crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination, we may structure our business combination in a manner that requires shareholders and/or warrantholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located) without prior notice to or approval from out shareholders or warrantholders. We do not intend to make any cash distributions to shareholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrantholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrantholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the Cayman Islands, and possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in a connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles, even if such a business combination ultimately is not achieved. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

IV. General Risk Factors

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The SEC has adopted new rules (“SPAC Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and requiring reports, opinions and appraisals related to the determination by the SPAC’s board of directors to approve the business combination to be filed publicly. These rules to become effective on July 1, 2024 may materially adversely affect our ability to engage financial and capital market advisors or consulting firms and experts, negotiate and complete our initial business combination and may increase the costs and time related thereto.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, the systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

Item 2. Properties.

Our executive offices are located at 712 Fifth Avenue, 36th Floor, New York, NY 10019. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on NASDAQ under the ticker symbol “ANSCU” on November 9, 2023. Commencing on January 3, 2024, holders of the Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants that are separated trade on NASDAQ under the symbols “ANSC” and “ANSCW,” respectively. Those Units not separated continue to trade on NASDAQ under the symbol “ANSCU.”

Holders

At March 28, 2024, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our Warrants and four holders of record of our Private Placement Warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 24, 2021, the Sponsor purchased an aggregate of 10,062,500 Founder Shares for $25,000. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the Company’s initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holders thereof and are subject to certain transfer restrictions. In September 2021, the Sponsor surrendered 2,156,250 Founder Shares to the Company for no consideration. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, the Sponsor surrendered an aggregate of 4,791,667 Founder Shares to the Company for no consideration, which were accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, the Company’s sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the underwriters’ exercise of the full overallotment, these shares are no longer subject to forfeiture as of the release of the financial statements. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 13, 2023, simultaneously with the closing of our Public Offering, we consummated the sale of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds of $9.4 million. This amount includes the exercise in full of the underwriters’ option to purchase an additional 900,000 warrants to cover over-allotments. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share. The Private Placement Warrants will become exercisable 30 days after the completion of our initial business combination, and will not expire except upon liquidation. None of the Private Placement Warrants will be redeemable by us. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On November 13, 2023, we consummated the Public Offering of 34,500,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $345.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Over-Allotment Units at the closing of the Public Offering.

On November 13, 2023, simultaneously with the closing of the Public Offering, we completed the private sale of 9,400,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds of $9.4 million. This amount includes the exercise in full of the underwriters’ option to purchase an additional 900,000 warrants to cover over-allotments.

Citigroup Global Markets Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-275150) (the “Registration Statement”). The SEC declared the Registration Statement effective on November 8, 2023.

From March 22, 2021 (inception) through December 31, 2023, we incurred approximately $1.4 million for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of approximately $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $12.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 under a promissory note (the “Note”). We repaid this Note to our Sponsor on November 22, 2023. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on November 13, 2023.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $12.1 million, which amount will be payable upon consummation of our initial business combination) and offering expenses, the total net proceeds from the Public Offering and the sale of the Private Placement Warrants were approximately $346.5 million, of which approximately $345.0 million (or $10.00 per Unit) was placed in the Trust Account.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Agriculture & Natural Solutions Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Agriculture & Natural Solutions Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the Section entitled “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company and an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”) and Impact Ag Partners LLC, a Wyoming Limited Liability company, and its affiliates (“Impact Ag,” and, together with Riverstone, the “Sponsor Entities”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Sponsor Entities’ platforms to identify, acquire and build a company whose principal effort is developing and advancing a platform that decarbonizes the traditional agriculture sector and enhances natural capital at scale. We believe these areas of focus represent a favorable and highly fragmented market opportunity to consummate a business combination.

The Registration Statement for our initial public offering was declared effective on November 8, 2023 (“Public Offering”). On November 13, 2023, we consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their overallotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring transaction costs of approximately $20.4 million, consisting of approximately $6.9 million of underwriting fees, approximately $12.1 million of deferred underwriting fees and approximately $1.4 million of other offering costs. The underwriters were granted a 45-day over-allotment option to up to 4,500,000 Over-Allotment Units at the Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Over-Allotment Units at the closing of the Public Offering.

Simultaneously with the consummation of the Public Offering, we consummated the sale of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds of $9,400,000. This amount includes the exercise in full of the underwriters’ option to purchase an additional 900,000 warrants to cover over-allotments.

Approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and approximately $12.1 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company ( the “Trustee”), and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

If we are unable to complete an initial business combination within 24 months from the closing of the Public Offering, or November 13, 2025, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2023, we reported net income of $1,305,390 which consisted of general and administrative expenses of $1,151,448, offset by $2,456,838 of interest cash.

For the year ended December 31, 2022, we had a net loss of $1,225, which consisted of formation costs.

Liquidity and Capital Resources

As of December 31, 2023, the Company had a cash balance of $284,783 and a working capital of $526,117. However, following the closing of the Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Public Offering and the sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the year ended December 31, 2023, cash used in operating activities was $1,181,777, which is made up of a net income of $1,305,390, changes in operating assets and liabilities of $30,329. These amounts were offset by an interest cash of $2,456,838. Cash of $284,783 was held outside of the Trust Account and is available for the Company’s working capital purposes.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of December 31, 2023, there was no outstanding balance under the Working Capital Loans.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” our management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the business combination and one year from the date of issuance of these financial statements. However, management has determined that if the Company is unable to complete a business combination by November 13, 2025, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Underwriting Agreement

On November 13, 2023, the underwriters were entitled to, and the Company paid, an underwriting discount of $0.20 per Unit, or $6,900,000 in the aggregate, upon closing of the Public Offering.

In addition, $0.35 per Unit, or approximately $12,075,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company incurred $15,000 and $0, respectively, in administrative fees.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Warrants and Private Placement Warrants were charged to shareholder’s equity as Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares for the year ended December 31, 2022 were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. For the year ended December 31, 2023, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income per share, since their inclusion is contingent on a future event. Also, diluted weighted average shares outstanding of Class B ordinary shares were calculated as if the underwriter exercised their over-allotment option at the beginning of the fiscal quarter. For the year ended December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors are set forth below:

Name	Age	Position
Robert (Bert) Glover*	49	Chief Executive Officer and Director
Thomas Smith*	40	Chief Financial Officer, Chief Accounting Officer and Secretary
David Leuschen	72	Director and Chairman of the Board
Dr. Jennifer Aaker	57	Director
Ted W. Hall	75	Director
Robert Tichio	46	Director
Jeffrey H. Tepper	58	Director

* Denotes an executive officer.

Robert (Bert) Glover has been our Chief Executive Officer since September 2023 and has served as a director since November 2023. Mr. Glover is the founder and Managing Director of Impact Ag, an asset management company founded in 1996 focused on farm management, business planning, animal welfare, natural capital and other nature-based solutions.

We believe that Mr. Glover’s considerable investment experience, particularly in the agribusiness industry brings important and valuable skills to our board of directors.

Thomas Smith has been our chief financial officer, chief accounting officer and secretary since October 2023. Mr. Smith serves as Riverstone Holdings LLC’s chief financial officer of fund accounting. Prior to joining Riverstone Holdings LLC in 2013, Mr. Smith served in several financial roles within Apax Partners, LP, most recently as the assistant controller. Previously, he worked with Ernst & Young LLP, where he focused on assurance engagements for both public and private companies. Mr. Smith earned his undergraduate degree from Fairfield University and is a certified public accountant.

David Leuschen has served as a director since September 2023 and has served as the chairman of the board of directors since November 2023. Mr. Leuschen is the co-founder and senior managing director of Riverstone Holdings LLC. Prior to joining the firm, Mr. Leuschen was a partner and managing director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen was responsible for building the Goldman Sachs energy and power investment banking practice into one of the leading franchises in the global energy and power industry. Mr. Leuschen additionally served as chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential direct investments by Goldman Sachs in the energy and power industry. In addition to his board roles at various Riverstone Holdings LLC portfolio companies and investment vehicles, Mr. Leuschen has served as a director of Cambridge Energy Research Associates, Cross Timbers Oil Company (predecessor to XTO Energy) and J. Aron Resources. He is also president and sole owner of Switchback Ranch LLC and on the Advisory Board of Big Sky Investment Holdings LLC. David serves on a number of nonprofit boards of directors, including as a Trustee of United States Olympic Committee Foundation, a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a Director of the Wyoming Stock Growers Association and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business.

We believe that Mr. Leuschen’s considerable energy and power private equity and investment banking experience, as well as his experience on the boards of various Riverstone Holdings LLC portfolio companies and investment vehicles, bring important and valuable skills to our board of directors.

Dr. Jennifer Aaker has served as a director since November 2023. Dr. Aaker has been the General Atlantic Professor at Stanford Graduate School of Business since 2001 and served as the Coulter Family Faculty Fellow at Stanford Graduate School of Business from 2020 to 2021. A behavioral scientist and bestselling author, Dr. Aaker is widely published in leading scientific journals and her work has been featured in The Economist, The New York Times, The Wall Street Journal, The Washington Post, BusinessWeek, Forbes, NPR, CBS MoneyWatch, Inc., and Science. Dr. Aaker is the coauthor of several books including the award-winning book, The Dragonfly Effect, which has been translated into over ten languages, as well as Humor: Serious Business, a national bestselling book translated into over twenty languages. Her professional areas of focus include artificial intelligence, digitization and brand value, as she teaches classes focused on intersection of technology, brand and human well being (e.g., Designing for AI to Cultivate Human Well-Being, Building Innovative Brands, Sustainable Human Behavior). Dr. Aaker currently serves on the board of directors of Codexis Inc.

and Stephen and Ayesha Curry Eat. Learn. Play. Foundation, and has served on the boards of Corporate Visions, Inc. from 2011 to 2016, California Casualty Insurance from 2009 to 2015, and Accompany from 2014 to 2018. She is the recipient of the Distinguished Scientific Achievement Award, Stanford Distinguished Teaching Award, Citibank Best Teacher Award, George Robbins Best Teacher Award, Robert Jaedicke Silver Apple Award, the MBA Professor of the Year Award and the Paul D. Converse Award. Dr. Aaker completed her PhD degrees at Stanford University, and holds a BA from UC Berkeley.

We believe that Dr. Aaker’s expertise in behavioral science, artificial intelligence, digitization and brand value and significant experience on numerous boards of directors bring important and valuable skills to our board of directors.

Jeffrey H. Tepper has served as a director since November 2023. Mr. Tepper is founder of JHT Advisors LLC, a mergers and acquisitions (“M&A”) advisory and investment firm. From 1990 to 2013, Mr. Tepper served in a variety of senior management and operating roles at the investment bank Gleacher & Company, Inc. and its predecessors and affiliates (“Gleacher”). Mr. Tepper was head of investment banking and as a member of Gleacher’s Management Committee. Mr. Tepper is also Gleacher’s former chief operating officer overseeing operations, compliance, technology and financial reporting. In 2001, Mr. Tepper co-founded Gleacher’s asset management activities and served as president. Gleacher managed over $1 billion of institutional capital in the mezzanine capital and hedge fund areas. Mr. Tepper served on the investment committees of Gleacher Mezzanine and Gleacher Fund Advisors. Between 1987 and 1990, Mr. Tepper was employed by Morgan Stanley & Co. as a financial analyst in the M&A and merchant banking departments. Mr. Tepper served as a director of Silver Run I from its inception in November 2015 until the completion of its acquisition of Centennial in October 2016 and has served as a director of Permian Resources Corporation (f/k/a Centennial Resource Development, Inc.) (NASDAQ: PR) since October 2016. Mr. Tepper is a former director of Alta Mesa Resources, Inc. (NASDAQ: AMR) and its predecessor, Silver Run II, between March 2017 and June 2020. Mr. Tepper is a former director of Decarb IV, between 2021 and 2023. Mr. Tepper is a former director of Decarb III, during 2021. Mr. Tepper is a former director of Decarb II, between 2020 and 2022. Mr. Tepper is a former director of Decarb I, between 2020 and 2021. Mr. Tepper received a Master of Business Administration from Columbia Business School and a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania with concentrations in finance and accounting.

We believe Mr. Tepper’s extensive M&A experience, including service on the boards of directors of six blank check companies, brings important and valuable skills to our board of directors.

Ted W. Hall has served as a director since November 2023. Mr. Hall is the founder of Long Meadow Ranch, an innovative group of family-owned companies established in 1989 producing grapes and ultra- premium wine, olives and extra virgin olive oil, grass-fed beef and lamb and fruits and vegetables, using diversified, organic and sustainable farming methods. Mr. Hall is currently chairman and founding director of Progenco, Inc., an AgTech company employing in vitro fertilization (IVF) to improve efficiency of the beef and dairy industries. Mr. Hall is the former chairman of Grass Fed Foods LLC (“GFF”), which was formed in November 2022 by the merger of Sunfed Ranch and Teton Waters Ranch. Prior to the formation of GFF, he was a founding director and chairman of Sun Beef LLC, dba Sunfed Ranch. Mr. Hall served as a director of Peet’s Coffee & Tea, Inc. (NASDAQ: PEET), the premier specialty coffee and tea company in the United States from 2007 to 2012 and, from 2007 to 2017, as a director of Williams-Sonoma, Inc. (NYSE: WSM), the leading kitchenware, specialty foods, and home furnishings retailer in the United States. Mr. Hall is a former chairman of the board of The Robert Mondavi Corporation (NYSE: MOND), a global producer of fine wines. Following a strategic review led by Hall in 2004, the company successfully merged with Constellation Brands (NYSE: STZ) to create the world’s largest wine producer. As a former senior partner of the global consulting firm, McKinsey & Company, Mr. Hall has more than 25 years of experience in both the private and public sectors, working with chief executives and boards of directors of Global Fortune 50-size companies in the areas of strategy and organization. As a co-founder, and later chairman, of the McKinsey Global Institute, he has spoken and written in many forums on the nature of the evolving global economy. Sharing worldwide leadership for the firm, he served for twelve years as an elected member of McKinsey’s board of directors. Mr. Hall currently serves as a director of the Timothy W. Hall foundation and the Napa Valley Grapegrowers foundation. Mr. Hall holds a BSE degree in electrical engineering from Princeton University and an MBA degree from Stanford University Graduate School of Business.

We believe Mr. Hall’s experience as an entrepreneur and business leader in agriculture, wine, specialty foods, food service, consumer products and retailing brings important and valuable skills to our board of directors.

Robert Tichio has served as a director since November 2023. Mr. Tichio has served as chairman of the board of directors, a member of the audit and compensation committees and chair of the nominating and corporate governance committee of Tritium since January 2022. Mr. Tichio served as a member of the board of directors and nominating and corporate governance committee of Solid Power, Inc. from December 2021 to May 2022. Mr. Tichio has served as the Chief Executive Officer or Fortescue Capital since November 2023. Prior to joining Fortescue, Mr. Tichio was partner and managing director of Riverstone Holdings LLC from February 2006 to November 2023 and focused on the firm’s Private Equity business. Prior to joining the firm, Mr. Tichio was in the Principal Investment Area (PIA) of Goldman Sachs, which manages the firm’s private corporate equity investments. Mr. Tichio began his career at J.P. Morgan in the Mergers & Acquisition Group, where he concentrated on assignments that included public company combinations, asset sales, takeover defenses, and leveraged buyouts. Mr. Tichio received his A.B. from Dartmouth College as a Phi Beta Kappa graduate, and later received his M.B.A. with Distinction from Harvard Business School. Mr. Tichio serves on a number of nonprofit and Riverstone Holdings LLC portfolio company boards.

We believe that Mr. Tichio’s considerable investment experience, as well as his experience on the Decarb IV board and boards of Riverstone Holdings LLC portfolio companies, bring important and valuable skills to our board of directors.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Jeffrey H. Tepper and Robert (Bert) Glover, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Dr. Jennifer Aaker and Ted W. Hall, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of David Leuschen and Robert Tichio, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Holders of our Founder Shares will have the right to appoint and remove all of our directors prior to the consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment and removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of our ordinary shares voting at a general meeting.

Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and a majority of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Jeffrey H. Tepper and Ted W. Hall serve as members of our audit committee. Under NASDAQ’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Jeffrey H. Tepper and Ted W. Hall are independent.

On March 26, 2024, Dr. Jennifer Aaker resigned from her position on the audit committee. As a result, the audit committee has been reduced to two members, each of whom is an independent director pursuant to the NASDAQ rules. Accordingly, the Company currently is not compliant with NASDAQ rule 5605(c)(2), which requires that the audit committee of a NASDAQ listed company consist of at least three members, each of whom is an independent director pursuant to the NASDAQ rules. In accordance with the NASDAQ rules, on March 26, 2024, the Company notified NASDAQ of Dr. Jennifer Aaker’s resignation from the audit committee and the resulting non-compliance with NASDAQ rule 5605(c)(2). In accordance with NASDAQ rule 5605(c)(4)(B), the Company may have a cure period ending upon the earlier of its next annual shareholders meeting or one year from March 26, 2024 to regain compliance.

The Company intends to appoint an additional independent director to the board of directors and the audit committee prior to the expiration of any cure period under NASDAQ rule 5605(c)(4)(B).

Mr. Tepper serves as chair of the audit committee. All of the members of the audit committee are financially literate, and our board of directors has determined that Mr. Tepper qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•
reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•
setting clear hiring policies for employees or former employees of the independent auditors;
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Dr. Jennifer Aaker, Jeffrey H. Tepper and Ted W. Hall serve as members of our compensation committee. Under NASDAQ’s listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Dr. Aaker serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and approving on an annual basis the compensation of all of our other officers;
•
reviewing on an annual basis our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•
if required, producing a report on executive compensation to be included in our annual proxy statement; and

•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our Sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of a business combination. Accordingly, prior to the closing of an initial business combination, the compensation committee is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of NASDAQ’s rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Director Nominations

Our independent directors will recommend to the board of directors candidates for nomination for election at the annual general meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023, there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. Our Code of Ethics and audit committee and compensation committee charters are available on our website, www.ansc.co. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 712 Fifth Avenue, 36th Floor, New York, NY 10019 or by telephone at (212) 993-0076. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of the Sponsor Entities manages several investment vehicles. Riverstone Funds, Impact Ag Funds or their affiliates may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within the Sponsor Entities may be suitable for both us and for a current or future Riverstone Fund or Impact Ag Fund and may be directed to such investment vehicle rather than to us. Neither the Sponsor Entities nor members of our management team who are also employed by one of the Sponsor Entities have any obligation to present us with any opportunity for a potential business combination of which they become aware. The Sponsor Entities and/or our management, in their capacities as officers or managing directors of one of the Sponsor Entities or in their other endeavors, may be required to present potential business combinations to the related entities, current or future investment vehicles of the Sponsor Entities, or third parties, before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition. Such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides (i) no individual serving as a director or an officer will have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, the Sponsor Entities or their affiliates, including our officers and directors who are affiliated with the Sponsor Entities, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

Investors and potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•
Our initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire without value to the holder. With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable until the earlier of: (i) one year after the completion of our initial business combination or (ii) subsequent to our initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, our Warrant Holdings Sponsor and our independent directors have agreed not to transfer, assign or sell any of the Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) until 30 days after the date we complete our initial business combination. Since our Sponsor, its affiliate and our officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•
duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•
duty to not improperly fetter the exercise of future discretion;
•
duty to exercise authority for the purpose for which it is conferred;
•
duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•
duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the Company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on November 9, 2023, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2024 by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•
each of our named executive officers and directors that beneficially owns ordinary; and
•
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
Cowen and Company, LLC(2)	2,135,000	6.2%
Wealthspring Capital LLC(3)	3,507,923	10.2%
Agriculture & Natural Solutions Acquisition Sponsor LLC(4)(5)	8,225,000	19.1%
Officers and Directors
Robert (Bert) Glover	-	*
Thomas Smith	-	*
Dr. Jennifer Aaker(4)	120,000
Ted W. Hall(4)	240,000
David Leuschen(4)(5)	8,225,000	19.1%
Robert Tichio	-	*
Jeffrey H. Tepper(4)	40,000
All directors and executive officers as a group (7 Individuals)(6)	8,625,000	20.0%

* Less than one percent.

(1)
This table is based on 43,125,000 ordinary shares outstanding at March 28, 2024, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Founder Shares. Unless otherwise noted, the business address of each of the following entities or individuals is 712 Fifth Avenue, 36th Floor, New York, NY 10019.
(2)
Based solely on a Schedule 13G filed with the SEC on February 2, 2024 on behalf of Cowen and Company, LLC (“Cowen”), the shares reported herein are directly owned by Cowen. The business address for the shareholder is 599 Lexington Ave. New York, NY 10022.
(3)
Based solely on a Schedule 13G filed with the SEC on March 8, 2024 on behalf of Wealthspring Capital LLC (“Wealthspring”) and Matthew Simpson, each of which share voting and dispositive power with respect to the reported shares. The principal business address for Wealthspring and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(4)
Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors) or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment.
(5)
Agriculture & Natural Solutions Acquisition Sponsor LLC is the record holder of the shares reported herein. David M. Leuschen and Pierre F. Lapeyre, Jr. are the managing directors of Riverstone Holdings LLC and have shared voting and investment discretion with respect to the ordinary shares held of record by our Sponsor. As such, each of Riverstone Holdings LLC, David M. Leuschen and Pierre F. Lapeyre, Jr. may be deemed to have or share beneficial ownership of the Founder Shares held directly by our Sponsor. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and individuals is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.
(6)
These shares represent 100% of the Founder Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 24, 2021, we issued an aggregate of 10,062,500 Founder Shares to our Sponsor for a capital contribution of $25,000. In September 2021, our Sponsor surrendered 2,156,250 Founder Shares to us for no consideration, which we accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, our Sponsor surrendered an aggregate of 4,791,667 Founder Shares to us for no consideration, which we accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, the Company’s sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Our Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the outstanding shares upon completion of our Public Offering. As a result of the underwriters’ exercise of the full overallotment, these shares are no longer subject to forfeiture, resulting in our initial shareholders holding an aggregate of 8,625,000 Founder Shares.

Our Sponsor, officers and directors have waived their redemption rights with respect to any Found Shares and any public shares held by them in connection with the completion of our initial business combination. If our initial business combination is not completed within 24 months from the closing of the Public Offering, our Sponsor, officers and directors have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

Our initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial business combination or (ii) subsequent to the initial business combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholder having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

On November 13, 2023, simultaneously with the consummation of the Public Offering, the Company completed the private placement of 9,400,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to an affiliate of the Company’s Sponsor and the Company’s independent directors, generating gross proceeds to the Company of $9,400,000. This amount includes the exercise in full of the underwriters’ option to purchase an additional 900,000 warrants to cover over-allotments. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at the closing of the Public Offering approximately $345.0 million was held in the Trust Account. If the initial business combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will not expire except upon liquidation.

The affiliate of the Company’s Sponsor and the Company’s independent directors agreed to not transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination, subject to limited exceptions.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $15,000 in administrative fees.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans and Advances

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of Founder Shares to our Sponsor and a loan from our Sponsor for an aggregate amount of $300,000 to cover organizational expenses and expenses related to the Public Offering pursuant to the Note. The Note was paid off in full on November 22, 2023, and this facility is no longer available to the Company. Subsequent to the consummation of our Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1,500,000 held outside of the Trust Account.

As of December 31, 2023 the Company had $214,323 due to related party recorded in “Accounts payable – related party” on the balance sheets. This amount represents formation, offering, and operating costs paid on behalf of the Company and was due on demand.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, November 8, 2023, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgement in carrying out the responsibilities of a director. The our board of directors has determined that Dr. Jennifer Aaker, Jeffrey H. Tepper and Ted W. Hall are “independent directors” as defined in NASDAQ’s listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Audit Fees(1)	$121,680	$40,680
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$121,680	$40,680

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)
Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)
All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements: See “Index to Financial Statements.”

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1

Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.5

Private Warrant Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.6

Public Warrant Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.7	Description of Securities of Agriculture & Natural Solutions Acquisition Corporation

10.1

Letter Agreement, dated November 8, 2023, among the Company, its officers and directors, the Sponsor and the Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.2

Investment Management Trust Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.3

Registration Rights Agreement, dated November 8, 2023, among the Company, the Sponsor, the Warrant Holdings Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.4

Administrative Support Agreement, dated November 8, 2023, between the Company and Riverstone Equity Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.5

Third Amended and Restated Promissory Note, dated September 13, 2023, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

10.7

Securities Subscription Agreement, dated March 23, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

10.8

Private Placement Warrants Purchase Agreement, dated November 8, 2023, between the Company, the Warrant Holdings Sponsor and the other purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: March 28, 2024	By:	/s/ Robert (Bert) Glover
Robert (Bert) Glover
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert (Bert) Glover and Thomas Smith and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert (Bert) Glover	Chief Executive Officer and Director	March 28, 2024
Robert (Bert) Glover	(Principal Executive Officer)

/s/ Thomas Smith	Chief Financial Officer, Chief Accounting Officer and Secretary	March 28, 2024
Thomas Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jennifer Aaker	Director	March 28, 2024
Dr. Jennifer Aaker

/s/ Ted W. Hall	Director	March 28, 2024
Ted W. Hall

/s/ David Leuschen	Director and Chairman of the Board	March 28, 2024
David Leuschen

/s/ Jeffrey H. Tepper	Director	March 28, 2024
Jeffrey H. Tepper

/s/ Robert Tichio	Director	March 28, 2024
Robert Tichio

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2023 and 2022	F-3

Statements of Operations for the Years Ended December 31, 2023 and 2022	F-4

Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Years Ended December 31, 2023 and 2022	F-5

Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Agriculture & Natural Solutions Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agriculture & Natural Solutions Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2024

PCAOB ID Number 100

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2023	2022
Cash	$284,783	$20,000
Prepaid expenses	480,437	-
Total current assets	765,220	20,000
Deferred offering costs	-	754,357
Cash held in Trust Account	347,456,838	-
Total Assets	$348,222,058	$774,357

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$24,780	$-
Accounts payable - related party	214,323	18,122
Note payable	-	300,000
Accrued expenses	-	440,849
Total current liabilities	239,103	758,971
Deferred underwriting fees payable	12,075,000	-
Deferred legal fees	583,967	-
Total liabilities	12,898,070	758,971

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and 0 shares at $10.07 per share and earnings on cash held in Trust Account at December 31, 2023	347,456,838	-

Shareholders’ (deficit) equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2023 and 2022	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2023 and 2022	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(12,133,713)	(9,614)
Total shareholders’ (deficit) equity	(12,132,850)	15,386
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$348,222,058	$774,357

The accompanying notes are an integral part of these financial statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
General and administrative	1,151,448	1,225
Loss from operations	(1,151,448)	(1,225)
Interest cash	2,456,838	-
Net income (loss)	$1,305,390	$(1,225)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	4,631,507	-
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.11	$(0.00)
Weighted average shares outstanding of Class B ordinary shares, basic(1)	7,651,027	7,500,000
Basic net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)
Weighted average shares outstanding of Class B ordinary shares, diluted(1)	7,780,479	7,500,000
Diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)

(1)
Fiscal year 2022 excludes an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ exercise of their over-allotment option in full, on November 13, 2023, 1,125,000 Founder Shares are no longer subject to forfeiture (Note 4).

The accompanying notes are an integral part of these financial statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2023	-	$-	8,625,000	$863	$24,137	$(9,614)	$15,386
Proceeds from the sale of Class A Units	34,500,000	345,000,000	-	-	-	-	-
Underwriter fees	-	(18,975,000)	-	-	-	-	-
Allocation of IPO proceeds to Public Warrants	-	(2,182,125)	-	-	2,182,125	-	2,182,125
Other offering costs	-	(1,255,306)	-	-	(166,482)	-	(166,482)
Proceeds from the sale of Private Placement Warrants	-	-	-	-	9,400,000	-	9,400,000
Accretion of Class A ordinary shares to redemption value	-	24,869,269	-	-	(11,439,780)	(13,429,489)	(24,869,269)
Net income	-	-	-	-	-	1,305,390	1,305,390
Balance as of December 31, 2023	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares Subject to Possible		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	-	$-	8,625,000	$863	$24,137	$(8,389)	$16,611
Net loss	-	-	-	-	-	(1,225)	(1,225)
Balance as of December 31, 2022	-	$-	8,625,000	$863	$24,137	$(9,614)	$15,386

The accompanying notes are an integral part of these financial statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$1,305,390	$(1,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest cash	(2,456,838)	-
Formation and operating expenses funded by note payable through Sponsor	-	1,225
Changes in operating assets and liabilities:
Prepaid expenses	(480,437)	-
Accounts payable	11,495	-
Deferred legal fees	438,613	-
Net cash used in operating activities	(1,181,777)	-
Cash Flows from Investing Activities
Investment of cash into Trust Account	(345,000,000)	-
Net cash used in investing activities	(345,000,000)	-
Cash Flows from Financing Activities
Repayment of advances from related party	(691,348)	-
Refund of offering costs paid by Sponsor	-	20,000
Repayment of note payable	(300,000)	-
Proceeds from sale of Class A Units, gross	345,000,000	-
Proceeds from sale of Private Placement Warrants	9,400,000	-
Offering costs paid	(6,962,092)	-
Net cash provided by financing activities	346,446,560	20,000
Net increase in cash	264,783	20,000
Cash - beginning of year	20,000	-
Cash - end of year	$284,783	$20,000
Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$13,285	$-
Offering costs included in accrued expenses	$-	$183,603
Offering costs paid through promissory note - related party	$-	$145,642
Deferred underwriting fees payable	$12,075,000	$-
Offering costs included in deferred legal fees	$145,354	$-

The accompanying notes are an integral part of these financial statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 – Description of Organization and Business Operations

Organization and General

Agriculture & Natural Solutions Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 22, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On November 20, 2022, the Company changed its name from Decarbonization Plus Acquisition Corporation V to Energy Opportunities Acquisition Corporation. On September 12, 2023, the Company changed its name to Agriculture & Natural Solutions Acquisition Corporation. The Company’s sponsor is Agriculture & Natural Solutions Acquisition Sponsor LLC (formerly known as Energy Opportunities Acquisition Sponsor LLC and Decarbonization Plus Acquisition Sponsor V LLC), a Cayman Islands limited liability company (the “Sponsor”).

As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from March 22, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Consummation of Public Offering

On November 13, 2023, the Company consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments (the “Over-Allotment Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company completed the private sale of 9,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC (the “Warrant Holdings Sponsor”) and the Company’s independent directors, generating gross proceeds to the Company of $9,400,000, which is described in Note 4.

Transaction costs amounted to $20,396,788, including $12,075,000 in deferred underwriting fees, $6,900,000 in upfront underwriting fees, and $1,421,788 in other offering costs related to the Public Offering. In addition, cash of $2,500,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Public Offering on November 13, 2023, an amount of $345,000,000 ($10.00 per Unit) of the proceeds from the Public Offering and Private Placement was deposited into a U.S. based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering held in the Trust Account will not be released until the earlier of (i) the consummation of the Initial Business Combination and (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Trust Account

The proceeds held in the Trust Account are in demand deposit with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations or in an interest bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for Public Shares in connection with an Initial Business Combination, a holder of Public Shares will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Public Shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of December 31, 2023, the Company had a cash balance of $284,783. However, following the closing of the Public Offering, the Company’s liquidity needs are satisfied through using net proceeds from the Public Offering and the sale of Private Placement Warrants for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of December 31, 2023, there were no outstanding Working Capital Loans.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the business combination and one year from the date of issuance of these financial statements. However, management has determined that if the Company is unable to complete a business combination by November 13, 2025, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $284,783 and $20,000 in cash as of December 31, 2023 and 2022, respectively. There were no cash equivalents as of December 31, 2023 and 2022.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit is included in interest cash on the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one warrant (“Public Warrant”). As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheet as of December 31, 2023 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	(20,230,306)
Fair value of Public Warrants at issuance	(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	$347,456,838

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

There are no investments for the years ended December 31, 2023 and 2022.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company accounted for the Public Warrants issued in connection with the Public Offering and the Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. The over-allotment option was fully exercised upon the completion of the Public Offering and no liability was recognized.

Offering Costs Associated with the Public Offering

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Public Offering. Upon completion of the Public Offering, offering costs were allocated to the separable financial instruments issued in the public offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Public Shares was charged against the carrying value of Public Shares subject to possible redemption.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 Founder Shares (as defined below) that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (Note 4). For the year ended December 31, 2023, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placements to purchase Public Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. Also, diluted weighted average shares outstanding of Class B ordinary shares were calculated as if the underwriters exercised their over-allotment option at the beginning of the fiscal quarter. For the year ended December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company.

A reconciliation of the income per share is below:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Class A Ordinary Shares Subject to Possible Redemption
Numerator: Net income allocable to Class A ordinary shares	$492,237	$-

Denominator: Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,631,507	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.00

Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class B ordinary shares	$813,153	$(1,225)

Denominator: Basic weighted average Class B ordinary shares	7,651,027	7,500,000
Denominator: Diluted weighted average Class B ordinary shares	7,780,479	7,500,000
Basic net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)
Diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The

Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its financial statements.

Note 3 – Public Offering

The registration statement for the Company’s Public Offering was declared effective on November 8, 2023. On November 13, 2023, the Company consummated the Public Offering of 34,500,000 Units, including 4,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $345,000,000. Each Unit consisted of one Public Share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Public Share at an exercise price of $11.50 per whole share.

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments at the Public Offering price less the underwriting discounts and commissions. The Units that were issued in connection with the over-allotment option were identical to the Units issued in the Public Offering. On November 13, 2023, simultaneously in connection with the Public Offering, the underwriters exercised their over-allotment option in full.

Note 4 – Related Party Transactions

Founder Shares

On March 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”) in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, the Sponsor surrendered to the Company for no consideration, an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, the Company’s sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Founder Shares were retroactively restated to the net amount issued and outstanding resulting in 8,625,000 Founder Shares, acquired for approximately $0.003 per share and outstanding as of the periods presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holders thereof and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the underwriters’ exercise of their over-allotment option in full, 1,125,000 Founder Shares are no longer subject to forfeiture. The Sponsor and the Company’s independent directors are not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

The Sponsor and the Company’s independent directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Public Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

On November 13, 2023, the Warrant Holdings Sponsor and the Company’s independent directors purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per whole Private Placement Warrant in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole Public Share at a price of $11.50 per share. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will not expire except upon liquidation.

The Warrant Holdings Sponsor and the Company’s independent directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Upon the purchase of the Private Placement Warrants by the Sponsor, the Company recorded the proceeds as additional paid-in capital amounting to $9,400,000.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company are first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, the Company incurred $15,000 and $0 respectively in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

Related Party Loans

On March 23, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. On September 20, 2021, the Note was amended and restated to extend the maturity date to the earlier of December 31, 2022, or the completion of the Public Offering. On December 9, 2022, the Note was further amended and restated to extend the maturity date to the earlier of December 31, 2023, or the completion of the Public Offering. On September 13, 2023, the Note was further amended and restated to extend maturity date to the earlier of March 31, 2024 or the completion of the Public Offering. As of December 31, 2022, the Company had borrowed $300,000 under the Note. On November 22, 2023, the Note was repaid. The Note is no longer available to be drawn.

Due to Related Party

As of December 31, 2023 and 2022, the Company had $214,323 and $18,122, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. This amount represents formation, offering, and operating costs paid on behalf of the Company and is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company any Working Capital Loans. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor or an affiliate of the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Note 5 – Commitments and Contingencies

Underwriting Agreement

On November 13, 2023, the Company paid an underwriting discount of 2.0% of the gross proceeds from the Units sold in the Public Offering (or $6,900,000 in aggregate) to the underwriters at the closing of the Public Offering, with an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”). The Deferred Discount of $12,075,000 will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 6 – Shareholders’ (Deficit) Equity

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company includes up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2023 and 2022, there were 34,500,000 and 0 Public Shares issued or outstanding respectively.

The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares depending on the extent to which the over-allotment option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Public Offering. As of December 31, 2023, and 2022, there were 8,625,000 Founder Shares issued and outstanding.

On November 13, 2023, in connection with the consummation of the Public Offering, the underwriters exercised their over-allotment option in full and the 1,125,000 Founder Share are no longer subjected to forfeiture.

Warrants

As of December 31, 2023, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

The Company is not registering Public Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Beginning 120 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

•
In whole and not in part;
•
At a price of $0.01 per warrant;
•
Upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and
•
if, and only if, the last sale price of the Public Shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

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

Note 7 – Public Warrant Measurement

The Public Warrants were valued using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 13, 2023

Market price of Public Shares	$9.94
Term (years)	6.49
Risk-free rate	4.73%
Dividend yield	0.00%
Volatility	2.94%
Probability of merger	25.00%

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events, except as described below, that would have required adjustment or disclosure in the financial statements.

Commencing on January 3, 2024, holders of the Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. No fractional warrants will be issued upon the separation of the units and only whole warrants will trade. Those units not separated will continue to trade on the NASDAQ Global Market (“NASDAQ”) under the symbol “ANSCU,” and each of the Class A ordinary shares and Warrants that are separated will trade on NASDAQ under the symbols “ANSC” and “ANSCW,” respectively.