Form 10-Q
period 2024-03-31
Agriculture & Natural Solutions Acquisition Corp
filed 2024-05-13
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2024 and 2023	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Three Months Ended March 31, 2024 and 2023	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURE		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31, 2024 (Unaudited)	DECEMBER 31, 2023
ASSETS
Cash	$235,739	$284,783
Prepaid expenses	413,633	480,437
Total current assets	649,372	765,220
Cash held in Trust Account	352,144,776	347,456,838
Total Assets	$352,794,148	$348,222,058

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,965	$24,780
Accounts payable - related party	358,896	214,323
Accrued expenses	4,260	—
Total current liabilities	394,121	239,103
Deferred underwriting fees payable	12,075,000	12,075,000
Deferred legal fees	864,359	583,967
Total liabilities	13,333,480	12,898,070

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.21 and $10.07 per share at March 31, 2024 and December 31, 2023, respectively	352,144,776	347,456,838

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,684,971)	(12,133,713)
Total shareholders’ deficit	(12,684,108)	(12,132,850)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$352,794,148	$348,222,058

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
General and administrative	$551,258	$698
Loss from operations	(551,258)	(698)
Interest on Trust Account	4,687,938	—
Net income (loss)	$4,136,680	$(698)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.10	$(0.00)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.10	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) Equity

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$—	$(12,133,713)	$(12,132,850)
Accretion of Class A ordinary shares to redemption value	—	4,687,938	—	—	—	(4,687,938)	(4,687,938)
Net income	—	—	—	—	—	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	$352,144,776	8,625,000	$863	$—	$(12,684,971)	$(12,684,108)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance as of January 1, 2023	—	$—	8,625,000	$863	$24,137	$(9,614)	$15,386
Net loss	—	—	—	—	—	(698)	(698)
Balance as of March 31, 2023 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,312)	$14,688

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$4,136,680	$(698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(4,687,938)	—
Formation and operating expenses funded by note payable through Sponsor	—	698
Changes in operating assets and liabilities:
Prepaid expenses	66,805	—
Accounts payable	6,185	—
Accrued expenses	4,260	—
Deferred legal fees	280,392	—
Net cash used in operating activities	(193,616)	—
Cash Flows from Financing Activities
Advances from related party	493,617	—
Repayment advances from related party	(349,045)	—
Due from related party	—	—
Net cash provided by financing activities	144,572	—

Net decrease in cash	(49,044)	—
Cash - beginning of period	284,783	20,000
Cash - end of period	$235,739	$20,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid through promissory note - related party	$—	$39,519

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2024, the Company had not yet commenced operations. All activity for the period from March 22, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete its Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ Global Market (“NASDAQ”) rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if it obtains the approval of an ordinary resolution for such Initial Business Combination under Cayman Islands law, or such higher approval threshold as may be required by law. However, in no event will the Company redeem the Public Shares if such redemption would cause the Public Shares to become a “penny stock” as such term is defined in Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had a cash balance of $235,739. However, following the closing of the Public Offering, the Company’s liquidity needs are satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of March 31, 2024, there were no outstanding Working Capital Loans.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the business combination and one year from the date of issuance of these unaudited condensed financial statements. The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $235,739 and $284,783 in cash as of March 31, 2024 and December 31, 2023, respectively. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit is included in interest on Trust Account on the accompanying unaudited condensed statements of operations.

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

Each Unit consists of one Public Share and one-half of one warrant (“Public Warrant”). As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheet as of March 31, 2024 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	(20,230,306)
Fair value of Public Warrants at issuance	(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	$347,456,838
Remeasurement of Class A ordinary shares to redemption value	4,687,938
Class A ordinary shares subject to possible redemption at March 31, 2024 (unaudited)	$352,144,776

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

There were no investments as of March 31, 2024 or December 31, 2023.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three months ended March 31, 2023 were reduced for the effect of an aggregate of 1,125,000 Founder Shares (as defined below) that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (Note 4). For the three months ended March 31, 2024, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income (loss) per share, since their inclusion is contingent on a future event. For the three months ended March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income (loss) per share is below:

	For The Three Months Ended March 31, 2024 (Unaudited)	For The Three Months Ended March 31, 2023 (Unaudited)
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$3,309,344	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.10	$(0.00)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$827,336	$(698)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.10	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on its unaudited condensed financial statements.

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

Upon the purchase of the Private Placement Warrants by the Warrant Holdings Sponsor, the Company recorded the proceeds as additional paid-in capital amounting to $9,400,000.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2024 and December 31, 2023, the Company incurred $30,000 and $15,000 respectively in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

Related Party Loans

On March 23, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and payable on demand. On September 20, 2021, the Note was amended and restated to extend the maturity date to the earlier of December 31, 2022 or the completion of the Public Offering. On December 9, 2022, the Note was further amended and restated to extend the maturity date to the earlier of December 31, 2023 or the completion of the Public Offering. On September 13, 2023, the Note was further amended and restated to extend maturity date to the earlier of March 31, 2024 or the completion of the Public Offering. Upon completion of the Public Offering on November 22, 2023, the Note was repaid. The Note is no longer available to be drawn.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company had $358,896 and $214,323, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. This amount represents formation, offering, and operating costs paid on behalf of the Company and is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company any Working Capital Loans. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor or an affiliate of the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

Note 6 – Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2024 and December 31, 2023, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of March 31, 2024 and December 31, 2023, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of March 31, 2024 and December 31, 2023, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

The warrants will become exercisable 30 days after the completion of the Initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Public Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the applicable warrant agreement).

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

Note 7 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “ANSC,” “our,” “us,” “we” or the “Company” refer to Agriculture & Natural Solutions Acquisition Corporation. References to our “management” refer to our officers and directors. References to the “Sponsor” refer to Agriculture & Natural Solutions Acquisition Sponsor LLC and references to the “Warrant Holdings Sponsor” refer to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC. The following discussion and analysis of ANSC’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained in Item 1. of this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our Sponsor is Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company. Our Sponsor is an affiliate of Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates (“Riverstone”) and Impact Ag Partners LLC, a Wyoming limited liability company, and its affiliates (“Impact Ag”). Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on Riverstone’s and Impact Ag’s platforms to identify, acquire and build a company whose principal effort is developing and advancing a platform that decarbonizes the traditional agriculture sector and enhances natural capital at scale. We believe these areas of focus represent a favorable and highly fragmented market opportunity to consummate a business combination.

The Registration Statement for our initial public offering (“Public Offering”) was declared effective on November 8, 2023. On November 13, 2023, we consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their overallotment option, at $10.00 per Unit (the “Over-Allotment Units”), generating gross proceeds of $345.0 million, and incurring transaction costs of approximately $20.4 million, consisting of approximately $6.9 million of underwriting fees, approximately $12.1 million of deferred underwriting fees and approximately $1.4 million of other offering costs. The underwriters were granted a 45-day over-allotment option to up to 4,500,000 Over-Allotment Units at the Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Over-Allotment Units at the closing of the Public Offering. Each Unit consists of one Class A ordinary share (“Public Share”) and one-half of one warrant (“Public Warrant”)

Simultaneously with the consummation of the Public Offering, we consummated the sale of 9,400,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds of $9,400,000. This amount includes the exercise in full of the underwriters’ option to purchase an additional 900,000 Private Placement Warrants to cover over-allotments.

Approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and approximately $12.1 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company (the “Trustee”), and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2024, we reported net income of $4,136,680 which consisted of general and administrative expenses of $551,258, offset by $4,687,938 of interest on Trust Account.

For the three months ended March 31, 2023, we had a net loss of $698, which consisted of formation costs.

Liquidity and Capital Resources

As of March 31, 2024, the Company had a cash balance of $235,739 and a working capital of $255,251. However, following the closing of the Public Offering, the Company’s liquidity needs are satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

For the three months ended March 31, 2024, cash used in operating activities was $193,616, which is made up of a net income of $4,136,680, changes in operating assets and liabilities of $357,642. These amounts were offset by an interest on Trust Account of $4,687,938. Cash of $235,739 was held outside of the Trust Account and is available for the Company’s working capital purposes.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of March 31, 2024, there were no Working Capital Loans outstanding.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements–Going Concern,” our management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the business combination and one year from the date of issuance of these unaudited condensed financial statements. However, management has determined that if the Company is unable to complete a business combination by November 13, 2025, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

Contractual Obligations

Registration Rights

The holders of the Company’s Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”), Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ Global Market (“NASDAQ”) and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $0, respectively, in administrative fees.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Public Offering proceeds from the Units between Public Shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ equity as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to our principle executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024 (the “Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Annual Report.

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: May 13, 2024	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary