Form 10-Q
period 2024-06-30
Agriculture & Natural Solutions Acquisition Corp
filed 2024-08-13
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2024 and 2023	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURE		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	JUNE 30, 2024 (Unaudited)	DECEMBER 31, 2023
ASSETS
Cash	$—	$284,783
Prepaid expenses	346,829	480,437
Total current assets	346,829	765,220
Cash held in Trust Account	356,900,904	347,456,838
Total Assets	$357,247,733	$348,222,058

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$33,435	$24,780
Accounts payable - related party	352,095	214,323
Accrued expenses	41,263	—
Total current liabilities	426,793	239,103
Deferred underwriting fees payable	12,075,000	12,075,000
Deferred legal fees	3,042,722	583,967
Total liabilities	15,544,515	12,898,070

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.34 and 10.07 per share at June 30, 2024 and December 31, 2023, respectively	356,900,904	347,456,838

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,198,549)	(12,133,713)
Total shareholders' deficit	(15,197,686)	(12,132,850)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$357,247,733	$348,222,058

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2024	For The Three Months Ended June 30, 2023	For The Six Months Ended June 30, 2024	For The Six Months Ended June 30, 2023
General and administrative	$2,513,578	$—	$3,064,836	$698
Loss from operations	(2,513,578)	—	(3,064,836)	(698)
Interest on Trust Account	4,756,128	—	9,444,066	—
Net income (loss)	$2,242,550	$—	$6,379,230	$(698)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$0.00	$0.15	$(0.00)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$0.00	$0.15	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) Equity

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	863	$—	$(12,133,713)	$(12,132,850)
Accretion of Class A ordinary shares to redemption value	—	4,687,938	—	—	—	(4,687,938)	(4,687,938)
Net income	—	—	—	—	—	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	$352,144,776	8,625,000	$863	$—	$(12,684,971)	$(12,684,108)

Accretion of Class A ordinary shares to redemption value	—	4,756,128	—	—	—	(4,756,128)	(4,756,128)
Net income	—	—	—	—	—	2,242,550	2,242,550
Balance as of June 30, 2024 (unaudited)	34,500,000	$356,900,904	8,625,000	$863	$—	$(15,198,549)	$(15,197,686)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance as of January 1, 2023	—	$—	8,625,000	863	$24,137	$(9,614)	$15,386
Net loss	—	—	—	—	—	(698)	(698)
Balance as of March 31, 2023 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,312)	$14,688
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2023 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,312)	$14,688

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$6,379,230	$(698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on Trust Account	(9,444,066)	—
Formation and operating expenses funded by note payable through Sponsor	—	698
Changes in operating assets and liabilities:
Prepaid expenses	133,609	—
Deferred legal fees	2,458,755	—
Accounts payable	8,655	—
Accrued expenses	41,263	—
Net cash used in operating activities	(422,554)	—
Cash Flows from Financing Activities
Advances from related party	486,816	(20,000)
Repayment advances from related party	(349,045)	—
Due from related party	—	—
Net cash provided by (used in) financing activities	137,771	(20,000)

Net decrease in cash	(284,783)	(20,000)
Cash - beginning of period	284,783	20,000
Cash - end of period	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$82,451
Offering costs paid through promissory note - related party	$—	$70,607

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

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from March 22, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete its Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had no cash on hand. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of June 30, 2024, there were no outstanding Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $284,783 in cash as of June 30, 2024 and December 31, 2023, respectively. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit is included in interest on Trust Account on the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the

Company. Each Unit consists of one Public Share and one-half of one warrant (“Public Warrant”). As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheet as of June 30, 2024 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	$(20,230,306)
Fair value of Public Warrants at issuance	$(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	$347,456,838
Remeasurement of Class A ordinary shares to redemption value	4,687,938
Class A ordinary shares subject to possible redemption at March 31, 2024 (unaudited)	$352,144,776
Remeasurement of Class A ordinary shares to redemption value	4,756,128
Class A ordinary shares subject to possible redemption at June 30, 2024 (unaudited)	$356,900,904

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

There were no investments, assets or liabilities, requiring fair value measurement as of June 30, 2024 and December 31, 2023.

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

The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would be accounted for as a liability pursuant to ASC 480. The over-allotment option was fully exercised upon the completion of the Public Offering and no liability was recognized.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per Ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three and six months ended June 30, 2023 were reduced for the effect of an aggregate of 1,125,000 Founder Shares (as defined below) that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (Note 4). For the three and six months ended June 30, 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion is contingent on a future event. For the three and six months ended June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income (loss) per ordinary share is below:

	For The Three Months Ended June 30, 2024 (Unaudited)	For The Three Months Ended June 30, 2023 (Unaudited)	For The Six Months Ended June 30, 2024 (Unaudited)	For The Six Months Ended June 30, 2023 (Unaudited)
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$1,794,040	$—	$5,103,384	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$0.00	$0.15	$(0.00)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$448,510	$—	$1,275,846	$(698)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$0.00	$0.15	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2024 and December 31, 2023, the Company incurred $60,000 and $15,000 respectively in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

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

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Company had $352,095 and $214,323, respectively, due to related party recorded in “Accounts payable – related party” on the condensed balance sheets. This amount represents formation, offering, and operating costs paid on behalf of the Company and is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company any Working Capital Loans. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor or an affiliate of the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

Note 6 – Shareholders’ Deficit

Preference shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2024 and December 31, 2023, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of June 30, 2024 and December 31, 2023, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of June 30, 2024 and December 31, 2023, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

Note 7 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The Registration Statement for our initial public offering (“Public Offering”) was declared effective on November 8, 2023. On November 13, 2023, we consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units that were issued pursuant to the underwriters’ full exercise of their overallotment option, at $10.00 per Unit (the “Over-Allotment Units”), generating gross proceeds of $345.0 million, and incurring transaction costs of approximately $20.4 million, consisting of approximately $6.9 million of underwriting fees, approximately $12.1 million of deferred underwriting fees and approximately $1.4 million of other offering costs. The underwriters were granted a 45-day over-allotment option to up to 4,500,000 Over-Allotment Units at the Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full and purchased an additional 4,500,000 Over-Allotment Units at the closing of the Public Offering. Each Unit consists of one Class A ordinary share (“Public Share”) and one-half of one warrant (“Public Warrant”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended June 30, 2024, we reported net income of $2,242,550 which consisted of general and administrative expenses of $2,513,578, offset by $4,756,128 of interest on Trust Account.

For the six months ended June 30, 2024, we reported net income of $6,379,230 which consisted of general and administrative expenses of $3,064,836, offset by $9,444,066 of interest on Trust Account.

For the three and six months ended June 30, 2023, we had a net loss of $698, which consisted of formation costs.

Liquidity and Capital Resources

As of June 30, 2024, the Company had no cash on hand and a working capital deficit of $79,964. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

For the six months ended June 30, 2024, cash used in operating activities was $422,554, which is made up of a net income of $6,379,230, changes in operating assets and liabilities of $2,642,382. These amounts were offset by an interest on Trust Account of $9,444,066.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of June 30, 2024, there were no Working Capital Loans outstanding.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ Global Market (“NASDAQ”) and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2024 and 2023, the Company incurred $60,000 and $0, respectively, in administrative fees.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Public Offering proceeds from the Units between Public Shares and warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ equity as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment. The significant judgement involved in valuation of warrant values and the allocation of proceeds led to the assessment of offering costs as a critical accounting estimate.

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

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: August 13, 2024	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary