Form 10-Q
period 2024-09-30
Agriculture & Natural Solutions Acquisition Corp
filed 2024-11-12
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURE		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$1	$284,783
Prepaid expenses	441,892	480,437
Total current assets	441,893	765,220
Cash held in Trust Account	361,730,565	347,456,838
Total Assets	$362,172,458	$348,222,058

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$942,981	$24,780
Accounts payable - related party	1,583,734	214,323
Accrued expenses	54,201	—
Total current liabilities	2,580,916	239,103
Deferred underwriting fees payable	12,075,000	12,075,000
Deferred legal fees	5,322,741	583,967
Total liabilities	19,978,657	12,898,070

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.48 and 10.07 per share and earnings on cash held in Trust Account at September 30, 2024 and December 31, 2023, respectively	361,730,565	347,456,838

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	863	863
Additional paid-in capital	—	—
Accumulated deficit	(19,537,627)	(12,133,713)
Total shareholders' deficit	(19,536,764)	(12,132,850)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$362,172,458	$348,222,058

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
General and administrative	$4,339,078	$—	$7,403,914	$698
Loss from operations	(4,339,078)	—	(7,403,914)	(698)
Interest on Trust Account	4,829,661	—	14,273,727	—
Net income (loss)	$490,583	$—	$6,869,813	$(698)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.01	$0.00	$0.16	$(0.00)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.01	$0.00	$0.16	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) Equity

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$—	$(12,133,713)	$(12,132,850)
Accretion of Class A ordinary shares to redemption value	—	4,687,938	—	—	—	(4,687,938)	(4,687,938)
Net income	—	—	—	—	—	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	352,144,776	8,625,000	863	—	(12,684,971)	(12,684,108)

Accretion of Class A ordinary shares to redemption value	—	4,756,128	—	—	—	(4,756,128)	(4,756,128)
Net income	—	—	—	—	—	2,242,550	2,242,550
Balance as of June 30, 2024 (unaudited)	34,500,000	356,900,904	8,625,000	863	—	(15,198,549)	(15,197,686)

Remeasurement of Class A ordinary shares to redemption value	—	4,829,661	—	—	—	(4,829,661)	(4,829,661)
Net income	—	—	—	—	—	490,583	490,583
Balance as of September 30, 2024 (unaudited)	34,500,000	$361,730,565	8,625,000	$863	$—	$(19,537,627)	$(19,536,764)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance as of January 1, 2023	—	$—	8,625,000	$863	$24,137	$(9,614)	$15,386
Net loss	—	—	—	—	—	(698)	(698)
Balance as of March 31, 2023 (unaudited)	—	—	8,625,000	863	24,137	(10,312)	14,688
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2023 (unaudited)	—	—	8,625,000	863	24,137	(10,312)	14,688
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2023 (unaudited)	—	$—	8,625,000	$863	$24,137	$(10,312)	$14,688

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$6,869,813	$(698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest on Trust Account	(14,273,727)	—
General and administrative expenses funded by note payable through Sponsor	1,654,193	698
Changes in operating assets and liabilities:
Prepaid expenses	38,546	—
Deferred legal fees	4,738,774	—
Accounts payable	918,201	—
Accrued expenses	54,201	—
Net cash provided by operating activities	1	—
Cash Flows from Financing Activities
Advances from related party	300,000	(20,000)
Repayment advances from related party	(584,783)	—
Net cash used in financing activities	(284,783)	(20,000)

Net decrease in cash	(284,782)	(20,000)
Cash - beginning of period	284,783	20,000
Cash - end of period	$1	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs incurred during the period and included in accounts payable	$—	$39,000
Deferred offering costs incurred during the period and included in accrued expenses	$—	$85,243
Deferred offering costs incurred during the period and included in accounts payable - related party	$—	$310,592

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from March 22, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete its Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian public company limited by shares (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (“Bell Group” and together with Dalio, the “AFA Shareholders”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement, the Sponsor, entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (a) NewCo Ordinary Shares (as defined below) will be issued to those AFA Shareholders who have elected to participate in the Contributions (as defined below), (b) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of NewCo (the “First Surviving Corporation”) and each holder of the warrants to purchase the Public Shares, the Public Shares and the Founder Shares (as defined below, and together with the Public Shares, the “Company Ordinary Shares”) will receive in exchange for such warrants and Company Ordinary Shares an equal number of warrants to purchase fully paid ordinary shares in the capital of NewCo (“NewCo Ordinary Shares”) and NewCo Ordinary Shares, respectively, (c) immediately following the First Merger and as part of the same overall transaction as the First Merger, unless the Sponsor determines not to undertake the Second Merger (as defined below) in accordance with Section 2.07 of the Business Combination Agreement, the First Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of NewCo (the “Second Surviving Corporation”), (d) immediately following the Second Merger (or the First Merger if the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement), if so elected by the AFA Shareholders, the AFA Shareholders will transfer some or all of their shares in the capital of AFA (“AFA Shares”) to NewCo in exchange for a number of NewCo Ordinary Shares they received prior to the First Merger (the “Contributions”), and (e) immediately following the Contributions, AFA will buy back any AFA Shares not owned by NewCo following the Contributions for cash in accordance with the Buy Back Agreement (as defined below).

AFA is a large-scale, diversified agricultural business established by the late Colin Bell in 1993 with the acquisition of the historic ‘Burrabogie’ station. AFA now operates one of the largest agricultural portfolios in New South Wales, Australia, consisting of three major freehold title land aggregations within the Deniliquin, Hay and Coonamble districts, which total approximately 550,000 acres, and a water portfolio of approximately 45,000 acre-feet. AFA’s portfolio includes some of Australia’s most iconic properties, including ‘Boonoke’, ‘Burrabogie’, ‘Wanganella’ and ‘Wingadee’. AFA has total livestock carrying capacity of approximately 247,000 dry sheep equivalent across its sheep and cattle operations (excluding the Conargo Feedlot). AFA also operates the historic Wanganella and Poll Boonoke merino sheep studs, amongst the most highly regarded studs in Australia. AFA’s cropping operations are characterized by flexibility amongst crop types, geographies and seasons. Key crops include irrigated cotton, irrigated rice, wheat, barley, canola, corn, chickpeas and faba beans. More recently, AFA has expanded the capacity of its Conargo Feedlot to a licensed capacity of 12,000 standard cattle units.

Refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022 for additional information regarding the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of September 30, 2024, there were no outstanding Working Capital Loans. See Note 4.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $284,783 in cash as of September 30, 2024 and December 31, 2023, respectively. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit are included in interest on Trust Account on the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one warrant (“Public Warrant”). As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheet as of September 30, 2024 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	(20,230,306)
Fair value of Public Warrants at issuance	(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	347,456,838
Remeasurement of Class A ordinary shares to redemption value	4,687,938
Class A ordinary shares subject to possible redemption at March 31, 2024 (unaudited)	352,144,776
Remeasurement of Class A ordinary shares to redemption value	4,756,128
Class A ordinary shares subject to possible redemption at June 30, 2024 (unaudited)	356,900,904
Remeasurement of Class A ordinary shares to redemption value	4,829,661
Class A ordinary shares subject to possible redemption at September 30, 2024 (unaudited)	$361,730,565

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

There were no investments, assets or liabilities, requiring fair value measurement as of September 30, 2024 and December 31, 2023.

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

Offering Costs Associated with the Public Offering

Offering costs consist of legal, accounting, and other costs incurred through the condensed balance sheet date that are directly related to the Public Offering. Upon completion of the Public Offering, offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Public Shares were charged against the carrying value of Public Shares subject to possible redemption.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Weighted average shares for the three and nine months ended September 30, 2023 were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (See Note 4). For the three and nine months ended September 30, 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion is contingent on a future event. For the three and nine months ended September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income (loss) per ordinary share is below:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$392,466	$—	$5,495,850	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.01	$0.00	$0.16	$(0.00)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$98,117	$—	$1,373,963	$(698)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.01	$0.00	$0.16	$(0.00)

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 – Related Party Transactions

Founder Shares

On March 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”) in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, the Sponsor surrendered to the Company for no consideration an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, the Sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Founder Shares were retroactively restated to the net amount issued and outstanding resulting in 8,625,000 Founder Shares, acquired for approximately $0.003 per share and outstanding as of the periods presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holders thereof and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the underwriters’ exercise of their over-allotment option in full, 1,125,000 Founder Shares are no longer subject to forfeiture. The Sponsor and the Company’s independent directors are not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024 and December 31, 2023, the Company incurred $90,000 and $15,000, respectively, in administrative fees and recorded within “Accounts payable – related party” on the condensed balance sheets.

Related Party Loans

On March 23, 2021, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on demand. On September 20, 2021, the Note was amended and restated to extend the maturity date to the earlier of December 31, 2022 or the completion of the Public Offering. On December 9, 2022, the Note was further amended and restated to extend the maturity date to the earlier of December 31, 2023 or the completion of the Public Offering. On September 13, 2023, the Note was further amended and restated to extend maturity date to the earlier of March 31, 2024 or the completion of the Public Offering. Upon completion of the Public Offering on November 22, 2023, the Note was repaid. The Note is no longer available to be drawn.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company had $1,583,734 and $214,323, respectively, due to related party recorded in “Accounts payable – related party” on the condensed balance sheets. These amounts represent formation, offering, and operating costs paid on behalf of the Company and is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company any Working Capital Loans. If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor or an affiliate of the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2024, this Working Capital Note had not been drawn upon.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company Ordinary Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of September 30, 2024 and December 31, 2023, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of September 30, 2024 and December 31, 2023, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of September 30, 2024 and December 31, 2023, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

The Company has not registered the shares of Class A ordinary shares issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below.

On August 28, 2024, the Company issued the Working Capital Note in the principal amount of $1,500,000. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into Working Capital Warrants equal to the principal amount of the Working Capital Note so converted divided by $1.00. On October 30, 2024, the Company borrowed $393,701.70 under the Working Capital Note.

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

Proposed Business Combination

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian public company limited by shares (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (“Bell Group” and together with Dalio, the “AFA Shareholders”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement, the Sponsor entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (a) NewCo Ordinary Shares (as defined below) will be issued to those AFA Shareholders who have elected to participate in the Contributions (as defined below), (b) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of NewCo (the “First Surviving Corporation”) and each holder of the warrants to purchase the Public Shares, the Public Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (“Founder Shares”, and together with the Public Shares, the “Company Ordinary Shares”), and Company Ordinary Shares will receive in exchange for such Company Warrants and Company Ordinary Shares an equal number of warrants (“NewCo Warrants”) to purchase fully paid ordinary shares in the capital of NewCo (“NewCo Ordinary Shares”) and NewCo Ordinary Shares, respectively, (c) immediately following the First Merger and as part of the same overall transaction as the First Merger, unless the Sponsor determines not to undertake the Second Merger (as defined below) in accordance with Section 2.07 of the Business Combination Agreement, the First Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of NewCo (the “Second Surviving Corporation”), (d) immediately following the Second Merger (or the First Merger if the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement), if so elected by the AFA Shareholders, the AFA Shareholders will transfer some or all of their shares of AFA to NewCo in exchange for a number of NewCo Ordinary Shares they received prior to the First Merger (the “Contributions”), and (e) immediately following the Contributions, AFA will buy back any shares of AFA not owned by NewCo following the Contributions for cash, in accordance with the Buy Back Agreement (as defined below) (the “Company Redemption”).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and the Warrant Holdings Sponsor entered into a letter agreement with the Company, NewCo, AFA and the AFA Shareholders (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) subject to, and conditioned upon the occurrence of the closing of the Business Combination (the “Closing”), waive the anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association with respect to the Founder Shares held by it, (ii) vote all the Company Ordinary Shares held by it in favor of the Business Combination and each other proposal related to the Business Combination (the “Proposals”) included on the agenda for the Company shareholders meeting, except that, to the extent restricted by the rules, regulations and guidance of the SEC, the Sponsor will not vote any Class A ordinary shares purchased by the Sponsor after the Company publicly announced its intention to engage in the Business

Combination for or against any of the Proposals, and (iii) not redeem any Company Ordinary Shares in connection with such shareholder approval. Further, (i) the Sponsor agreed not to transfer the Founder Shares (or NewCo Ordinary Shares issuable upon conversion thereof in the Business Combination) until the earlier of (a) one year after the Closing or (b) subsequent to the Closing, (x) the first date on which the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the date on which NewCo completes a liquidation, merger, share exchange or other similar transaction that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property and (ii) the Warrant Holdings Sponsor agreed not to transfer any of the Private Placement Warrants or NewCo Warrants (or NewCo Ordinary Shares issued or issuable upon the exercise of the NewCo Warrants) until 30 days after the Closing.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Form of Lock-Up Agreements

Concurrently with the Closing, each AFA Shareholder that elects to participate in the Contributions will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with NewCo pursuant to which it will agree, subject to certain customary exceptions, not to (i) effect any sale of, offer to sell, contract or agree to sell, hypothecate, pledge, create a security interest in, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to, any NewCo securities, including NewCo Ordinary Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any NewCo securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) make any public announcement of any intention to effect any transaction specified in clause (i) or (ii) until the earlier of (a) six months after the Closing and (b) the latest date possible to enable the NewCo securities to be transferred or cancelled on a liquidation, merger, share exchange or other similar transaction of NewCo that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property, unless such a transaction is undertaken by way of an Australian takeover bid under the Australian Corporations Act 2001 (Cth), in which case the restrictions in clause (i) and (ii) will not apply provided certain conditions are met.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is attached as Exhibit A to the Business Combination Agreement, filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Form of Amended and Restated Registration Rights Agreement

Concurrently with the Closing, the Company will amend and restate its registration rights agreement, dated November 8, 2023 (as amended and restated, the “Registration Rights Agreement”), pursuant to which NewCo will agree that, within 15 calendar days after the Closing, NewCo will file with the SEC (at NewCo’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing securityholders of the Company and AFA (the “Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as promptly as is reasonably practicable after the filing thereof. In certain circumstances, the holders can demand NewCo’s assistance with underwritten offerings and block trades. Such holders will be entitled to customary piggyback registration rights.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, a copy of which is attached as Exhibit B to the Business Combination Agreement, filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

NewCo Relationship Deed

Concurrently with the Closing, NewCo and each AFA Shareholder that elects to participate in the Contributions will enter into a relationship deed (the “NewCo Relationship Deed”) pursuant to which such AFA Shareholder will have the right to nominate certain individuals to the board of directors of NewCo.

The foregoing description of the NewCo Relationship Deed is qualified in its entirety by reference to the full text of the form of NewCo Relationship Deed, a copy of which is attached as Exhibit H to the Business Combination Agreement, filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Buy Back Agreement

Following approval by the AFA Shareholders and necessary lodgments being made with the Australian Securities and Investments Commission, AFA and each of the AFA Shareholders participating in the Company Redemption will enter into a Buy Back Agreement (the “Buy Back Agreement,”), pursuant to which AFA will effect the Company Redemption after the Contributions and buy back and cancel the Outstanding Company Shares for cash in accordance with the terms of the Buy Back Agreement. The completion of the buy back will take place immediately following the Contributions. The Buy Back Agreement contains customary representations and warranties by the parties thereto and termination rights that align with those in the Business Combination Agreement, as more particularly set forth in the Buy Back Agreement.

The foregoing description of the Buy Back Agreement is qualified in its entirety by reference to the full text of the form of Buy Back Agreement, a copy of which is attached as Exhibit C to the Business Combination Agreement, filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended September 30, 2024, we reported net income of $490,583 which consisted of general and administrative expenses of $4,339,078, offset by $4,829,661 of interest on Trust Account.

For the three months ended September 30, 2023, we had no expense.

For the nine months ended September 30, 2024, we reported net income of $6,869,813 which consisted of general and administrative expenses of $7,403,914, offset by $14,273,727 of interest on Trust Account.

For the nine months ended September 30, 2023, we had a net loss of $698, which consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2024, the Company had a cash balance of $1 and a working capital deficit of $2,139,023. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

For the nine months ended September 30, 2024, cash used in operating activities was $1, which is made up of a net income of $6,869,813, changes in operating assets and liabilities of $5,749,722, and formation and operating costs funded by note payable through Sponsor of $1,654,193. These amounts were offset by an interest on Trust Account of $14,273,727.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of September 30, 2024, there were no Working Capital Loans outstanding. On October 30, 2024, the Company borrowed $393,701.70 under the Working Capital Note (as defined below). See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations - Promissory Note” to this Quarterly Report on Form 10-Q.

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

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ Global Market (“NASDAQ”) and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the nine months ended September 30, 2024 and 2023, the Company incurred $90,000 and $0, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2024, this Working Capital Note had not been drawn upon. On October 30, 2024, the Company borrowed $393,701.70 under the Working Capital Note.

The foregoing description of the Working Capital Note is qualified in its entirety by reference to the full text of the Working Capital Note, a copy of which is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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
2.1

Business Combination Agreement, dated as of August 28, 2024, by and among ANSC, NewCo, Merger Sub 1, Merger Sub 2, AFA Shareholders, AFA and, solely with respect to Section 2.07 therein, Sponsor (incorporated by reference to Exhibit 2.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

3.1

Second Amended and Restated Memorandum and Articles of Association of ANSC (incorporated by reference to Exhibit 3.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to ANSC’s Registration Statement on Form S-1 (Commission File No. 333-275150), filed November 2, 2023)
10.6

Sponsor Support Agreement, dated as of August 28, 2024, by and among Sponsor, Warrant Holdings Sponsor, ANSC, AFA, NewCo, And AFA Shareholders (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.7

Promissory Note, dated as of August 28, 2024, issued by ANSC to Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: November 12, 2024	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary