Form 10-K
period 2024-12-31
Agriculture & Natural Solutions Acquisition Corp
filed 2025-03-28
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

On December 31, 2024, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the registrant’s outstanding Class A ordinary shares held by non-affiliates of the registrant was approximately $361.9 million based on the closing sales price of the registrant’s outstanding Class A ordinary shares on such date as reported on The Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 28, 2025, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Agriculture & Natural Solutions Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company and an affiliate of the Sponsor Entities (as defined below). References to our “Warrant Holdings Sponsor” refer to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC, a Delaware limited liability company and an affiliate of the Sponsor. References to “Riverstone” are to Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates. References to “Riverstone Funds” are to a family of private equity funds that are managed by Riverstone. References to “Impact Ag” are to Impact Ag Partners LLC, a Wyoming limited liability company, and its affiliates. References to “Impact Ag Funds” are to a family of private equity funds that are managed by Impact Ag. References to “Sponsor Entities” are to Riverstone and Impact Ag. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on November 13, 2023 (the “IPO Closing Date”). References to “public shares” are to our Class A ordinary shares sold as part of the Units (as defined below) in our Public Offering. References to “public shareholders” are to the holders of our public shares.

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
•
our ability to complete our initial business combination, including the Business Combination (as defined below);
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

On the IPO Closing Date, we consummated our Public Offering of 34,500,000 units, including the Over-allotment Units (as defined below). The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000. Each unit (“Unit”) consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the consummation of the Public Offering, we completed the private sale of 9,400,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to our Warrant Holdings Sponsor and our independent directors, generating gross proceeds to us of $9,400,000 (the “Private Placement”). Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants will become exercisable 30 days after the completion of our initial business combination, and will not expire except upon liquidation. None of the Private Placement Warrants will be redeemable by us.

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

The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors) or earlier at the option of the holders thereof on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the ratio at which the Founder Shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of our Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). Our Sponsor agreed to, subject to, and conditioned upon the Business Combination Closing (as defined below), waive the anti-dilution rights set forth in our amended and restated memorandum and articles of association with respect to the Founder Shares held by it. For more information, see the section entitled “Part I — Item 1. Business — Proposed Business Combination — Sponsor Support Agreement.”

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

In November 2015, Riverstone formed Silver Run Acquisition Corporation (“Silver Run I”), a blank check company, which aimed to capitalize on the 45 years of experience in the oil and gas industry of its Chief Executive Officer, Mark Papa. Through its initial public offering in February 2016, Silver Run I raised $500 million from the sale of 50 million units to public investors, with each unit consisting of one share of Class A common stock and one-third of one warrant. On July 6, 2016, an affiliate of Riverstone entered into a definitive agreement to purchase an approximate 89% interest in Centennial Resource Production, LLC (“Centennial”), an independent oil and natural gas company with assets located in the core of the Southern Delaware Basin, from funds controlled by, and affiliates of, NGP Energy Capital Management, L.L.C. In accordance with the definitive agreement, the Riverstone affiliate agreed to assign, and Silver Run I agreed to assume, its right to purchase the interest in Centennial. On October 11, 2016, Silver Run I consummated the acquisition of approximately 89% of the outstanding membership interests in Centennial. In connection with the acquisition, Silver Run I raised an additional approximately $1.0 billion through a private placement of shares of its Class A common stock at $10.00 per share. Although the holders of Silver Run I’s Class A common stock had the opportunity in connection with the closing of the transaction to redeem shares of Class A common stock of Silver Run I, no such shares were redeemed. Upon the closing of the transaction, Silver Run I was renamed Centennial Resource Development, Inc., and its common stock and warrants began trading on the Nasdaq Capital Market under the symbols “CDEV” and “CDEVW”, respectively. Centennial Resource Development, Inc., was renamed Permian Resources Corporation (“Permian”) and its common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “PR.” On March 25, 2025, the last reported sale price of Permian’s common stock on the NYSE was $14.25 per share.

In November 2016, Riverstone formed Silver Run Acquisition Corporation II (“Silver Run II”), a blank check company. Through its initial public offering in March 2017, Silver Run II raised $1.035 billion from the sale of 103.5 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. On February 9, 2018, Silver Run II consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa Holdings, LP (“Alta Mesa”), (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa Holdings GP, LLC, the sole general partner of Alta Mesa, and (iii) all of the membership interests in Kingfisher Midstream, LLC. In connection with the closing of the transaction, public stockholders holding 3,270 shares of Silver Run II’s Class A common stock elected to redeem such shares for an aggregate amount of approximately $32,944. Following the business combination, Silver Run II was renamed “Alta Mesa Resources, Inc.” and its Class A common stock and warrants began trading on the Nasdaq Capital Market under the symbols “AMR” and “AMRWW,” respectively. Alta Mesa and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2019. Following such filing, Alta Mesa’s Class A common stock and warrants were delisted from the Nasdaq Capital Market. Alta Mesa and certain of its directors, and certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and director Jeffrey H. Tepper, were named as defendants in a civil lawsuit making various claims including violation of the federal securities laws. The parties in the action have reached an agreement to settle the action and filed a motion for preliminary approval of the settlement on January 6, 2025.

In March 2017, Riverstone formed Vista Oil & Gas, S.A.B. DE C.V. (“Vista”), a blank check company. Through its initial public offering in August 2017, Vista raised $650 million from the sale of 65 million units to public investors, with each unit consisting of one Series A share and one warrant. On April 4, 2018, Vista consummated the acquisition of an oil and gas platform from Pampa Energía S.A. and Pluspetrol Resources Corporation with interests in certain exploitation concessions, assessment blocks and exploration permits in Argentina. Vista’s Class A shares trade on the Mexican Stock Exchange under the symbol “VISTA,” and Vista’s American Depositary Shares trade on the NYSE under the symbol “VIST.” On March 25, 2025, the last reported sale price of Vista’s Class A shares on the Mexican Stock Exchange was $979 MXN per share. On March 25, 2025, the last reported sale price of Vista’s American Depositary Shares on the NYSE was $48.33 USD per share.

In September 2017, Riverstone formed Silver Run Acquisition Corporation III (“Silver Run III”), a blank check company. On August 18, 2020, Silver Run III officially changed its name to Decarbonization Plus Acquisition Corporation (“Decarb I”). Through its initial public offering in October 2020, Decarb I raised $225.7 million from the sale of 22.5 million units to public investors, with each unit consisting of one share of Class A common stock and one-half of one warrant. Decarb I’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRBU,” “DCRB” and “DCRBW,” respectively. On February 9, 2021 Decarb I announced its initial business combination with Hyzon Motors Inc. (“Hyzon”), the global supplier of zero-emissions hydrogen fuel cell powered commercial vehicles. The transaction closed on July 16, 2021 and the combined entity was listed on the Nasdaq Capital Market under the symbol “HYZN.” In March 2025, Hyzon’s Class A common stock and warrants were delisted from the Nasdaq Capital Market. Certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and directors Jeffrey H. Tepper, Dr. Jennifer Aaker and Robert Tichio, have been named as defendants in several civil lawsuits relating to the July 2021 merger between Decarb I and Hyzon, which make various claims including breach of fiduciary duty and violation of federal securities law based on allegedly misleading statements regarding that merger. In one of these disputes, the parties have reached a settlement in principle and formal settlement documentation is being negotiated. The other disputes remain ongoing, and we cannot predict their outcome at this stage.

In December 2020, Riverstone formed Decarbonization Plus Acquisition Corporation II (“Decarb II”), a blank check company. Through its initial public offering in February 2021, Decarb II raised $402.5 million from the sale of 40.25 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. Decarb II’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRNU,” “DCRN” and “DCRNW,” respectively. On May 26, 2021, Decarb II announced its initial business combination with A.C.N. 145 324 910 Limited (f/k/a Tritium Holdings Pty Ltd) (“Tritium”), a global developer and manufacturer of direct current fast chargers for electric vehicles. The transaction closed on January 13, 2022. In connection with the closing of the transaction, public stockholders holding 34,931,806 shares of Decarb II’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in Decarb II’s trust account. As a result, approximately $349.3 million (or approximately $10.00 per share) was removed from Decarb II’s trust account to pay such public stockholders. The combined entity was listed on NASDAQ under the symbol “DCFC.” Effective May 28, 2024, Tritium’s securities were delisted from NASDAQ.

In January 2021, Riverstone formed Decarbonization Plus Acquisition Corporation III (“Decarb III”), a blank check company. Through its initial public offering in March 2021, Decarb III raised $350 million from the sale of 35.0 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. Decarb III’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRCU,” “DCRC” and “DCRCW,” respectively. On June 15, 2021, Decarb III announced its initial business combination with Solid Power, Inc. (“Solid Power”), an industry leading producer of next-generation all-solid state batteries for electric vehicles. The transaction closed on December 8, 2021 and the combined entity is listed on the Nasdaq Capital Market under the symbol “SLDP.” In connection with the closing of the transaction, public stockholders holding 210,171 shares of Decarb III’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in Decarb III’s trust account. As a result, approximately $2,101,806 (or approximately $10.00 per share) was removed from Decarb III’s trust account to pay such holders. On March 25, 2025, the last reported sale price of Solid Power’s common stock on the NASDAQ was $1.12 per share. Certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and directors Jeffrey H. Tepper, Dr. Jennifer Aaker and Robert Tichio, have been named as defendants in a civil lawsuit relating to the December 2021 merger between Decarb III and Solid Power, which makes various claims including breach of fiduciary duty and unjust enrichment. The dispute remains ongoing, and we cannot predict its outcome at this stage.

In February 2021, Riverstone formed Decarbonization Plus Acquisition Corporation IV (“Decarb IV”), a blank check company. Through its initial public offering in August 2021, Decarb IV raised approximately $316 million from the sale of approximately 31.6 million units to public investors, with each unit consisting of one Class A ordinary share and one-half of one warrant. Decarb IV’s units, Class A ordinary shares and warrants traded on the Nasdaq Capital Market under the symbols “DCRDU,” “DCRD” and “DCRDW,” respectively. On September 26, 2022, Decarb IV announced its initial business combination with Hammerhead Resources Inc., an oil and natural gas exploration, development and production company. The transaction closed on February 23, 2023 and the combined entity, Hammerhead Energy Inc. (“Hammerhead”), was listed on the Toronto Stock Exchange (“TSX”) under the symbol HHRS.TO and on NASDAQ under the symbol “HHRS.” In connection with the transaction, the Decarb IV shareholders voted on and approved an extension of the deadline by which Decarb IV was required to complete a business combination. Additionally, in connection with the closing of the transaction, 31,498,579 Class A common shares of the combined company were redeemed for $324,499,668.37 (or approximately $10.30 per share) in cash from Decarb IV’s trust account. Hammerhead merged with Crescent Point Energy Corp. on December 21, 2023. Hammerhead was delisted from the TSX on December 27, 2023 and deregistered with the SEC on January 2, 2024.

In October 2024, CH4 Natural Solutions Acquisition Sponsor LLC (“CH4 Sponsor”), which is controlled by David Leuschen as its managing member, formed CH4 Natural Solutions Corporation (“CH4”), a SPAC. CH4 Sponsor is not owned directly or indirectly by Riverstone. In connection with its initial public offering, CH4 intends to list its units, Class A ordinary shares and warrants on the NYSE under the symbols “MTNE.U,” “MTNE” and “MTNE.WS,” respectively.

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

We may pursue an acquisition opportunity jointly with our Sponsor Entities, or one or more affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Founder Shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Founder Shares will convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of our Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Founder Shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our Sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations. Our Sponsor agreed to, subject to, and conditioned upon the Business Combination Closing, waive the anti-dilution rights set forth in our amended and restated memorandum and articles of association with respect to the Founder Shares held by it. For more information, see the section entitled “Part I — Item 1. Business — Proposed Business Combination — Sponsor Support Agreement.”

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company so long as (i) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of the prior June 30th or (ii) our annual revenues is less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of the prior June 30th. We will remain a smaller reporting company until the last day of the fiscal year in which the criteria described in clauses (i) and (ii) are no longer applicable to us.

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

Proposed Business Combination

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian unlisted public company limited by shares and affiliated with the Sponsor (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (“Bell Group” and together with Dalio, the “AFA Shareholders”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement (as defined below), the Sponsor entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (a) NewCo Ordinary Shares (as defined below) will be issued to those AFA Shareholders who have elected to participate in the Contributions (as defined below), (b) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of NewCo (the “First Surviving Corporation”) and each holder of Warrants, public shares and Founder Shares will receive (i) in exchange for such Warrants, an equal number of warrants (“NewCo Warrants”) to purchase fully paid ordinary shares in the capital of NewCo (“NewCo Ordinary Shares”) and (ii) in exchange for such public shares and Founder Shares, NewCo Ordinary Shares, (c) immediately following the First Merger and as part of the same overall transaction as the First Merger, unless the Sponsor determines not to undertake the Second Merger (as defined below) in accordance with Section 2.07 of the Business Combination Agreement, the First Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of NewCo, (d) immediately following the Second Merger (or the First Merger if the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement), if so elected by the AFA Shareholders, the AFA Shareholders will transfer some or all of their shares of AFA to NewCo in exchange for a number of NewCo Ordinary Shares they received prior to the First Merger (the “Contributions”), and (e) immediately following the Contributions, AFA will buy back any shares of AFA not owned by NewCo following the Contributions for cash, in accordance with the Buy Back Agreement (as defined below) (the “Company Redemption”).

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and the Warrant Holdings Sponsor entered into a letter agreement with the Company, NewCo, AFA and the AFA Shareholders (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) subject to, and conditioned upon the occurrence of the closing of the Business Combination (the “Business Combination Closing”), waive the anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association with respect to the Founder Shares held by it, (ii) vote all the Founder Shares and public shares held by it in favor of the Business Combination and each other proposal related to the Business Combination (the “Proposals”) included on the agenda for the Company shareholders meeting, except that, to the extent restricted by the rules, regulations and guidance of the SEC, the Sponsor will not vote any public shares purchased by the Sponsor after the Company publicly announced its intention to engage in the Business Combination for or against any of the Proposals, and (iii) not redeem any public shares or Founder Shares in connection with such shareholder approval. Further, (i) the Sponsor agreed not to transfer the Founder Shares (or NewCo Ordinary Shares issuable upon conversion thereof in the Business Combination) until the earlier of (a) one year after the Business Combination Closing or (b) subsequent to the Business Combination Closing, (x) the first date on which the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination Closing or (y) the date on which NewCo completes a liquidation, merger, share exchange or other similar transaction that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property and (ii) the Warrant Holdings Sponsor agreed not to transfer any of the Private Placement Warrants or NewCo Warrants (or NewCo Ordinary Shares issued or issuable upon the exercise of the NewCo Warrants) until 30 days after the Business Combination Closing.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached as Exhibit 10.6 to this Annual Report on Form 10-K, and incorporated herein by reference.

Form of Lock-Up Agreements

Concurrently with the Business Combination Closing, each AFA Shareholder that elects to participate in the Contributions will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with NewCo pursuant to which it will agree, subject to certain customary exceptions, not to (i) effect any sale of, offer to sell, contract or agree to sell, hypothecate, pledge, create a security interest in, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to, any NewCo securities, including NewCo Ordinary Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any NewCo securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) make any public announcement of any intention to effect any transaction specified in clause (i) or (ii) until the earlier of (a) six months after the Business Combination Closing and (b) the latest date possible to enable the NewCo securities to be transferred or cancelled on a liquidation, merger, share exchange or other similar transaction of NewCo that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property, unless such a transaction is undertaken by way of an Australian takeover bid under the Australian Corporations Act 2001 (Cth), in which case the restrictions in clause (i) and (ii) will not apply provided certain conditions are met.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is attached as Exhibit A to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Form of Amended and Restated Registration Rights Agreement

Concurrently with the Business Combination Closing, the Company will amend and restate its registration rights agreement, dated November 8, 2023 (such amended and restated agreement, the “A&R Registration Rights Agreement”), pursuant to which NewCo will agree that, within 15 calendar days after the Business Combination Closing, NewCo will file with the SEC (at NewCo’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing securityholders of the Company and AFA (the “Resale Registration Statement”), and NewCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as promptly as is reasonably practicable after the filing thereof. In certain circumstances, the holders can demand NewCo’s assistance with underwritten offerings and block trades. Such holders will be entitled to customary piggyback registration rights.

The foregoing description of the A&R Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of A&R Registration Rights Agreement, a copy of which is attached as Exhibit B to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

NewCo Relationship Deed

Concurrently with the Business Combination Closing, NewCo and each AFA Shareholder that elects to participate in the Contributions will enter into a relationship deed (the “NewCo Relationship Deed”) pursuant to which such AFA Shareholder will have the right to nominate certain individuals to the board of directors of NewCo.

The foregoing description of the NewCo Relationship Deed is qualified in its entirety by reference to the full text of the form of NewCo Relationship Deed, a copy of which is attached as Exhibit H to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Buy Back Agreement

Following approval by the AFA Shareholders and necessary lodgments being made with the Australian Securities and Investments Commission, AFA and each of the AFA Shareholders participating in the Company Redemption will enter into a Buy Back Agreement (the “Buy Back Agreement,”), pursuant to which AFA will effect the Company Redemption after the Contributions and buy back and cancel any shares of AFA not owned by NewCo following the Contributions (the “Outstanding Company Shares”) for cash in accordance with the terms of the Buy Back Agreement. The completion of the buy back will take place immediately following the Contributions. The Buy Back Agreement contains customary representations and warranties by the parties thereto and termination rights that align with those in the Business Combination Agreement, as more particularly set forth in the Buy Back Agreement.

The foregoing description of the Buy Back Agreement is qualified in its entirety by reference to the full text of the form of Buy Back Agreement, a copy of which is attached as Exhibit C to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Transaction Update

The parties are currently discussing the best path forward for the Business Combination in light of the increasingly volatile equity market conditions, including potentially mutually terminating the Business Combination Agreement.

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

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units are immediately tradeable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the IPO Closing Date, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the IPO Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

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

We might be a “passive foreign investment company,” or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. holders.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder, the U.S. holder may be subject to adverse U.S. federal income tax consequences with respect to the Business Combination and/or with respect to the ownership and disposition of our securities following the Business Combination, and may be subject to additional reporting requirements.

Because we are a blank-check company, based upon the composition of our income and assets, and upon review of our financial statements, we believe that we are likely classified as a PFIC for the 2023 taxable year and are likely to be classified as a PFIC for its current taxable year. Furthermore, because the timing of the Business Combination and revenue production of the combined company is uncertain, and because PFIC status is based on income, assets and activities for an entire taxable year, it is possible that we may meet the asset or income test in the year in which the Business Combination Closing occurs or in any other taxable year, and such determination may not be made for any taxable year until after the end of such taxable year. Accordingly, there can be no assurance that we will not be a PFIC for any taxable year. If a U.S. holder holds our securities while we are a PFIC, unless the U.S. holder makes certain elections, we will continue to be treated as a PFIC with respect to such U.S. holder during subsequent years, whether or not we are treated as a PFIC in those years. U.S. holders are strongly urged to consult with their own tax advisors to determine the application of the PFIC rules to them in their particular circumstances and any resulting tax consequences.

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

Holders

At March 25, 2025, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our Warrants and four holders of record of our Private Placement Warrants.

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

From March 22, 2021 (inception) through December 31, 2024, we incurred approximately $1.4 million for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of approximately $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $12.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 under a promissory note (the “Note”). We repaid this Note to our Sponsor on November 22, 2023. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on November 13, 2023.

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

Proposed Business Combination

Business Combination Agreement

On August 28, 2024, the Company, NewCo, Merger Sub 1, Merger Sub 2, Dalio, Bell Group, AFA and, solely with respect to Section 2.07 of the Business Combination Agreement, the Sponsor entered into the Business Combination Agreement and the Business Combination, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (a) NewCo Ordinary Shares will be issued to those AFA Shareholders who have elected to participate in the Contributions, (b) Merger Sub 1 will merge with and into the Company, with the Company surviving the First Merger as a wholly owned subsidiary of NewCo and each holder of Warrants, public shares and Founder Shares will receive (i) in exchange for such Warrants, an equal number of NewCo Warrants and (ii) in exchange for such public shares and Founder Shares, NewCo Ordinary Shares, (c) immediately following the First Merger and as part of the same overall transaction as the First Merger, unless the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement, the First Surviving Corporation will merge with and into Merger Sub 2, with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of NewCo, (d) immediately following the Second Merger (or the First Merger if the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement), if so elected by the AFA Shareholders, the AFA Shareholders will transfer some or all of their shares of AFA to NewCo in exchange for NewCo Ordinary Shares they received prior to the First Merger, and (e) immediately following the Contributions, AFA will be required to enter into the Buy Back Agreement to buy back the Outstanding Company Shares for cash in accordance with the Buy Back Agreement.

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and the Warrant Holdings Sponsor entered into the Sponsor Support Agreement with the Company, NewCo, AFA and the AFA Shareholders, pursuant to which, among other things, the Sponsor agreed to (i) subject to, and conditioned upon the occurrence of the Business Combination Closing, waive the anti-dilution rights set forth in the Company’s amended and restated memorandum and articles of association with respect to the Founder Shares held by it, (ii) vote all the Founder Shares and public shares held by it in favor of the Business Combination and each of the Proposals included on the agenda for the Company shareholders meeting, except that, to the extent restricted by the rules, regulations and guidance of the SEC, the Sponsor will not vote any public shares purchased by the Sponsor after the Company publicly announced its intention to engage in the Business Combination for or against any of the Proposals, and (iii) not redeem any public shares or Founder Shares in connection with such shareholder approval. Further, (i) the Sponsor agreed not to transfer the Founder Shares (or NewCo Ordinary Shares issuable upon conversion thereof in the Business Combination) until the earlier of (a) one year after the Business Combination Closing or (b) subsequent to the Business Combination Closing, (x) the first date on which the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination Closing or (y) the date on which NewCo completes a liquidation, merger, share exchange or other similar transaction that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property and (ii) the Warrant Holdings Sponsor agreed not to transfer any of the Private Placement Warrants or NewCo Warrants (or NewCo Ordinary Shares issued or issuable upon the exercise of the NewCo Warrants) until 30 days after the Business Combination Closing.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached as Exhibit 10.6 to this Annual Report on Form 10-K, and incorporated herein by reference.

Form of Lock-Up Agreements

Concurrently with the Business Combination Closing, each AFA Shareholder that elects to participate in the Contributions will enter into the Lock-Up Agreement with NewCo pursuant to which it will agree, subject to certain customary exceptions, not to (i) effect any sale of, offer to sell, contract or agree to sell, hypothecate, pledge, create a security interest in, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder with respect to, any NewCo securities, including NewCo Ordinary Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any NewCo securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) make any public announcement of any intention to effect any transaction specified in clause (i) or (ii) until the earlier of (a) six months after the Business Combination Closing and (b) the latest date possible to enable the NewCo securities to be transferred or cancelled on a liquidation, merger, share exchange or other similar transaction of NewCo that results in all of NewCo’s shareholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property, unless such a transaction is undertaken by way of an Australian takeover bid under the Australian Corporations Act 2001 (Cth), in which case the restrictions in clause (i) and (ii) will not apply provided certain conditions are met.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is attached as Exhibit A to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Form of Amended and Restated Registration Rights Agreement

Concurrently with the Business Combination Closing, the Company will enter into the A&R Registration Rights Agreement pursuant to which NewCo will agree that, within 15 calendar days after the Business Combination Closing, NewCo will file with the SEC (at NewCo’s sole cost and expense) the Resale Registration Statement registering the resale of certain securities held by or issuable to certain existing securityholders of the Company and AFA, and NewCo will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as promptly as is reasonably practicable after the filing thereof. In certain circumstances, the holders can demand NewCo’s assistance with underwritten offerings and block trades. Such holders will be entitled to customary piggyback registration rights.

The foregoing description of the A&R Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of A&R Registration Rights Agreement, a copy of which is attached as Exhibit B to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

NewCo Relationship Deed

Concurrently with the Business Combination Closing, NewCo and each AFA Shareholder that elects to participate in the Contributions will enter into the NewCo Relationship Deed pursuant to which such AFA Shareholder will have the right to nominate certain individuals to the board of directors of NewCo.

The foregoing description of the NewCo Relationship Deed is qualified in its entirety by reference to the full text of the form of NewCo Relationship Deed, a copy of which is attached as Exhibit H to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Buy Back Agreement

Following approval by the AFA Shareholders and necessary lodgments being made with the Australian Securities and Investments Commission, AFA and each of the AFA Shareholders participating in the Company Redemption will enter into the Buy Back Agreement, pursuant to which AFA will effect the Company Redemption after the Contributions and buy back and cancel the Outstanding Company Shares for cash in accordance with the terms of the Buy Back Agreement. The completion of the buy back will take place immediately following the Contributions. The Buy Back Agreement contains customary representations and warranties by the parties thereto and termination rights that align with those in the Business Combination Agreement, as more particularly set forth in the Buy Back Agreement.

The foregoing description of the Buy Back Agreement is qualified in its entirety by reference to the full text of the form of Buy Back Agreement, a copy of which is attached as Exhibit C to the Business Combination Agreement, filed as Exhibit 2.1 to this Annual Report on Form 10-K, and incorporated herein by reference.

Transaction Update

The parties are currently discussing the best path forward for the Business Combination in light of the increasingly volatile equity market conditions, including potentially mutually terminating the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2024, we reported net income of $8,363,892 which consisted of general and administrative expenses of $10,241,431, offset by $18,605,323 of interest on Trust Account.

For the year ended December 31, 2023, we reported net income of $1,305,390 which consisted of general and administrative expenses of $1,151,448, offset by $2,456,838 of interest on Trust Account.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a cash balance of $1 and a working capital deficit of $3,350,028. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the year ended December 31, 2024, cash used in operating activities was $1, which is made up of a net income of $8,363,892, changes in operating assets and liabilities of $7,422,791, and formation and operating costs funded by a note payable to Sponsor of $2,818,641. These amounts were offset by an interest on Trust Account of $18,605,323.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of December 31, 2024, the outstanding balance under the Working Capital Note (as defined below) was $838,405. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations - Promissory Note” to this Annual Report on Form 10-K.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until November 13, 2025 to complete a business combination or cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements–Going Concern,” our management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date of this Annual Report on Form 10-K if a business combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement, dated November 8, 2023 (the “Registration Rights Agreement”). These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the years ended December 31, 2024 and 2023, the Company incurred $120,000 and $15,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2024, the outstanding balance under the Working Capital Note was $838,405.

The foregoing description of the Working Capital Note is qualified in its entirety by reference to the full text of the Working Capital Note, a copy of which is attached as Exhibit 10.7 to this Annual Report on Form 10-K, and incorporated herein by reference.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Warrants and Private Placement Warrants were charged to shareholders’ equity as Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment. The significant judgement involved in valuation of warrant values and the allocation of proceeds led to the assessment of offering costs as a critical accounting estimate.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of December 31, 2024.

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management team; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management team assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment and those criteria, our management team concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-Kdoes not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management team’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only our management team’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors are set forth below:

Name	Age	Position
Robert (Bert) Glover*	50	Chief Executive Officer and Director
Thomas Smith*	41	Chief Financial Officer, Chief Accounting Officer and Secretary
David Leuschen	73	Director and Chairman of the Board
Dr. Jennifer Aaker	58	Director
Ted W. Hall	76	Director
Robert Tichio	47	Director
Jeffrey H. Tepper	59	Director

* Denotes an executive officer.

Robert (Bert) Glover has been our Chief Executive Officer since September 2023 and has served as a director on our board of directors since November 2023. As Impact Ag’s founder and CEO since 2016, Mr. Glover leads the firm’s investment in agriculture as a nature and climate solution across Australia and North America and sits on Impact Ag’s investment committee. With approximately 30 years’ experience in agricultural production and investment at scale, Mr. Glover brings a unique and highly valued skillset unlocking the transition to nature-based solutions. Co-founder of an agricultural management software company, Maia Technology, Mr. Glover champions innovation, chairing InAg.tech and serving as a board director for six agricultural businesses in Australia and the USA and is a graduate of the Australian Institute of Company Directors.

We believe that Mr. Glover’s considerable investment experience, particularly in the agribusiness industry, brings important and valuable skills to our board of directors.

Thomas Smith has been our chief financial officer, chief accounting officer and secretary since October 2023. Mr. Smith serves as Riverstone Holdings LLC’s chief financial officer and has served in multiple additional roles since joining Riverstone Holdings LLC in 2013. During this period with Riverstone, Mr. Smith was involved with the following SPACs, each of which is discussed under the section “Part I — Item 1. Business — Our Company”: Decarb I, Decarb II, Decarb III, and Decarb IV. Mr. Smith has also been involved with CH4 Natural Solutions Acquisition Corporation (“CH4”), which is not owned or controlled by Riverstone. Prior to joining Riverstone Holdings LLC, Mr. Smith served in several financial roles within Apax Partners, LP, most recently as the assistant controller. Previously, he worked with Ernst & Young LLP, where he focused on assurance engagements for both public and private companies. Mr. Smith earned his undergraduate B.S. degree in Accounting from Fairfield University and is a certified public accountant.

David Leuschen has served as a director on our board of directors since September 2023 and has served as the chairman of the board of directors since November 2023. Mr. Leuschen is the co-founder and senior managing director of Riverstone Holdings LLC. During this period with Riverstone, Mr. Leuschen was involved with the following SPACs, each of which is discussed under the section “Part I — Item 1. Business — Our Company”: Silver Run I, Silver Run II, Decarb I, Decarb II, Decarb III, and Decarb IV. Mr. Leuschen currently serves as a director of CH4. Prior to joining the firm, Mr. Leuschen was a partner and managing director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen was responsible for building the Goldman Sachs energy and power investment banking practice into one of the leading franchises in the global energy and power industry. Mr. Leuschen additionally served as chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential direct investments by Goldman Sachs in the energy and power industry. In addition to his board roles at various Riverstone Holdings LLC portfolio companies and investment vehicles, Mr. Leuschen has served as a director of Cambridge Energy Research Associates, Cross Timbers Oil Company (predecessor to XTO Energy) and J. Aron Resources. He is also president and sole owner of Switchback Ranch LLC and on the Advisory Board of Big Sky Investment Holdings LLC.

Mr. Leuschen currently serves on the boards of directors of Pattern Energy Group LP and various private Riverstone portfolio companies. Mr. Leuschen previously served on the boards of Talen Energy Corporation and Enviva Inc.

Mr. Leuschen also currently serves on a number of nonprofit boards of directors, including as a Trustee of United States Olympic Committee Foundation, a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a Director of the Wyoming Stock Growers Association and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business.

We believe that Mr. Leuschen’s considerable energy and power private equity and investment banking experience, as well as his experience on the boards of various Riverstone Holdings LLC portfolio companies and investment vehicles, bring important and valuable skills to our board of directors.

Dr. Jennifer Aaker has served as a director on our board of directors since November 2023. Dr. Aaker was involved with the following SPACs, each of which is discussed further above under the section “Part I — Item 1. Business — Our Company”: Decarb I, Decarb II, Decarb III and Decarb IV. Dr. Aaker has been the General Atlantic Professor at Stanford Graduate School of Business since 2001 and served as the Coulter Family Faculty Fellow at Stanford Graduate School of Business from 2020 to 2021. A behavioral scientist and bestselling author, Dr. Aaker is widely published in leading scientific journals and her work has been featured in The Economist, The New York Times, The Wall Street Journal, The Washington Post, BusinessWeek, Forbes, NPR, CBS MoneyWatch, Inc., and Science. Dr. Aaker is the coauthor of several books including the award-winning book, The Dragonfly Effect, which has been translated into over ten languages, as well as Humor: Serious Business, a national bestselling book translated into over twenty languages. Her professional areas of focus include artificial intelligence, digitization and brand value, as she teaches classes focused on intersection of technology, brand and human well-being (e.g., Designing for AI to Cultivate Human Well-Being, Building Innovative Brands, Sustainable Human Behavior). Dr. Aaker currently serves on the board of directors of Stephen and Ayesha Curry Eat. Learn. Play. Foundation, and has served on the boards of Corporate Visions, Inc. from 2011 to 2016, California Casualty Insurance from 2009 to 2015, Accompany from 2014 to 2018 and Codexis, Inc. from 2020 to 2022. She is the recipient of the Distinguished Scientific Achievement Award, Stanford Distinguished Teaching Award, Citibank Best Teacher Award, George Robbins Best Teacher Award, Robert Jaedicke Silver Apple Award, the MBA Professor of the Year Award and the Paul D. Converse Award. Dr. Aaker completed her PhD in Marketing, PhD Minor in Psychology at Stanford University and holds a BA in Psychology from UC Berkeley.

We believe that Dr. Aaker’s expertise in behavioral science, artificial intelligence, digitization and brand value and significant experience on numerous boards of directors bring important and valuable skills to our board of directors.

Jeffrey H. Tepper has served as a director on our board of directors since November 2023. Mr. Tepper is founder of JHT Advisors LLC, an M&A advisory and investment firm. Since September 2021, Mr. Tepper has served as co-founder of Gemini XIII, which serves the audio industry with premium content, production, and marketing services for podcasting and radio. From 1990 to 2013, Mr. Tepper served in a variety of senior management and operating roles at the investment bank Gleacher & Company, Inc. and its predecessors and affiliates (“Gleacher”). Mr. Tepper was head of investment banking and as a member of Gleacher’s Management Committee. Mr. Tepper is also Gleacher’s former chief operating officer overseeing operations, compliance, technology and financial reporting. In 2001, Mr. Tepper co-founded Gleacher’s asset management activities and served as president. Gleacher managed over $1 billion of institutional capital in the mezzanine capital and hedge fund areas. Mr. Tepper served on the investment committees of Gleacher Mezzanine and Gleacher Fund Advisors. Between 1987 and 1990, Mr. Tepper was employed by Morgan Stanley & Co. as a financial analyst in the M&A and merchant banking departments.

Mr. Tepper served as a director of Silver Run I from its inception in November 2015 until the completion of its acquisition of Centennial in October 2016 and has served as a director of Permian Resources Corporation (f/k/a Centennial Resource Development, Inc.) (NASDAQ: PR) between October 2016 through today. Mr. Tepper is a former director of Alta Mesa Resources, Inc. (NASDAQ: AMR) and its predecessor, Silver Run II, between March 2017 and June 2020. Mr. Tepper is a former director of Decarb IV, between 2021 and 2023. Mr. Tepper is a former director of Decarb III, during 2021. Mr. Tepper is a former director of Decarb II, between 2020 and 2022. Mr. Tepper is a former director of Decarb I, between 2020 and 2021. Mr. Tepper received a Master of Business Administration from Columbia Business School and a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania with concentrations in finance and accounting.

We believe Mr. Tepper’s extensive M&A experience, including service on the boards of directors of six blank check companies, brings important and valuable skills to our board of directors.

Ted W. Hall has served as a director on our board of directors since November 2023. Mr. Hall is the founder of Long Meadow Ranch, an innovative group of family-owned companies established in 1989 producing grapes and ultra-premium wine, olives and extra virgin olive oil, grass-fed beef and lamb and fruits and vegetables, using diversified, organic and sustainable farming methods. Mr. Hall is currently chairman and founding director of Progenco, Inc., an AgTech company employing in vitro fertilization (IVF) to improve efficiency of the beef and dairy industries. Mr. Hall is the former chairman of Grass Fed Foods LLC (“GFF”), which was formed in November 2022 by the merger of Sunfed Ranch and Teton Waters Ranch. Prior to the formation of GFF, he was a founding director and chairman of Sun Beef LLC, dba Sunfed Ranch. Mr. Hall served as a director of Peet’s Coffee & Tea, Inc. (NASDAQ: PEET), the premier specialty coffee and tea company in the United States from 2007 to 2012 and, from 2007 to 2017, as a director of Williams-Sonoma, Inc. (NYSE: WSM), the leading kitchenware, specialty foods, and home furnishings retailer in the United States. Mr. Hall is a former chairman of the board of The Robert Mondavi Corporation (NYSE: MOND), a global producer of fine wines. Following a strategic review led by Hall in 2004, the company successfully merged with Constellation Brands (NYSE: STZ) to create the world’s largest wine producer. As a former senior partner of the global consulting firm, McKinsey & Company, Mr. Hall has more than 25 years of experience in both the private and public sectors, working with chief executives and boards of directors of Global Fortune 50-size companies in the areas of strategy and organization. As a co-founder, and later chairman, of the McKinsey Global Institute, he has spoken and written in many forums on the nature of the evolving global economy. Sharing worldwide leadership for the firm, he served for twelve years as an elected member of McKinsey’s board of directors. Mr. Hall currently serves as a director of the Timothy W. Hall foundation. Mr. Hall holds a BSE degree in electrical engineering from Princeton University and an MBA degree from Stanford University Graduate School of Business.

We believe Mr. Hall’s experience as an entrepreneur and business leader in agriculture, wine, specialty foods, food service, consumer products and retailing brings important and valuable skills to our board of directors.

Robert Tichio has served as a director on our board of directors since November 2023. Mr. Tichio previously served on the board of A.C.N. 650 026 314 Limited (f/k/a Tritium DCFC Limited), from 2022 to 2024. Mr. Tichio has served as a director of Permian since September 2022. Mr. Tichio served as a member of the board of directors and nominating and corporate governance committee of Solid Power from December 2021 to May 2022. Mr. Tichio served as Chief Executive Officer of Decarb IV from March 2022 and as a member of the board of directors of Decarb IV from February 2021, in each case, until the closing of Decarb IV’s initial business combination in February 2023. Mr. Tichio served as a board member of Talos Energy, Inc. until February 2023. Mr. Tichio served as a director of Hammerhead Energy Inc. from February 2023 until December 2023. Mr. Tichio has served as the Chief Executive Officer of Fortescue Capital since November 2023. Prior to joining Fortescue, Mr. Tichio was partner and managing director of Riverstone Holdings LLC from February 2006 to November 2023 and focused on the firm’s Private Equity business. Mr. Tichio was previously involved with certain Riverstone-affiliated SPACs. Prior to joining the firm, Mr. Tichio was in the Principal Investment Area (PIA) of Goldman Sachs, which manages the firm’s private corporate equity investments. Mr. Tichio began his career at J.P. Morgan in the Mergers & Acquisition Group, where he concentrated on assignments that included public company combinations, asset sales, takeover defenses, and leveraged buyouts. Mr. Tichio received his A.B. from Dartmouth College as a Phi Beta Kappa graduate, and later received his M.B.A. with Distinction from Harvard Business School. Mr. Tichio serves or has served on a number of nonprofit and corporate company boards.

We believe that Mr. Tichio’s considerable investment experience brings important and valuable skills to our board of directors.

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

Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Vice Chairman of our board of directors, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, one or more Assistant Vice Presidents, Secretary, one or more Assistant Secretaries, Treasurer, one or more Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Jeffrey H. Tepper, Dr. Jennifer Aaker and Ted W. Hall serve as members of our audit committee. Under NASDAQ’s listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Jeffrey H. Tepper, Dr. Jennifer Aaker and Ted W. Hall are independent.

On March 26, 2024, Dr. Jennifer Aaker resigned from her position on the audit committee, effective as of that date, resulting in there being two members of the audit committee. NASDAQ rule 5605(c)(2) requires that the audit committee of a NASDAQ listed company consist of at least three members, each of whom is an independent director pursuant to the NASDAQ rules. In accordance with the NASDAQ rules, on March 26, 2024, the Company notified NASDAQ of Dr. Jennifer Aaker’s resignation from the audit committee, the resulting non-compliance with NASDAQ rule 5605(c)(2) and that the Company intended to rely on the cure period provided by NASDAQ rule 5605(c)(4)(B). On March 24, 2025, our board of directors reappointed Dr. Jennifer Aaker to the audit committee, regaining compliance with NASDAQ rule 5605(c)(2).

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

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Dr. Jennifer Aaker, Jeffrey H. Tepper and Ted W. Hall serve as members of our compensation committee. All of the members of the Compensation committee are independent. Dr. Aaker serves as chair of the compensation committee.

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

The compensation committee charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2024, there were no delinquent filers.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, or ourselves, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. We expect that such a policy will be adopted by the post-business combination company in connection with our initial business combination.

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

•
The fact that our initial shareholders beneficially own 8,625,000 Founder Shares as of the date hereof, representing approximately 20% of the voting power of our public Shares, and our initial shareholders agreed to vote any public shares or Founder Shares owned by them (except for any public shares purchased by them after our public announcement of its intention to engage in a proposed business combination) in favor of an initial business combination;
•
The fact that our officers and board of directors may be deemed to own, directly or indirectly, a material interest in our Sponsor.
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
•
If the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor and our Warrant Holdings Sponsor have agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser amount per public share as is in the Trust Account on the liquidation date, by the claims of (a) any third party (other than our independent public accountants) for services rendered or products sold to us or (b) a prospective we target business with which have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, but only if such a third party or target business has not executed a waiver of all rights to seek access to the Trust Account.
•
Our Sponsor agreed to, subject to, and conditioned upon the occurrence of the Business Combination Closing, waive the anti-dilution rights set forth in our amended and restated memorandum and articles of association with respect to the Founder Shares held by it.
•
The fact that our Sponsor and our Warrant Holdings Sponsor will (i) benefit from the completion of an initial business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms less favorable to our shareholders rather than liquidate and (ii) lose their entire investment with respect to the Founder Shares and Private Placement Warrants if we do not complete an initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified and secured harmless out of our assets and funds against all actions or proceedings, whether threatened, pending or completed, costs, charges, expenses, losses, damages or liabilities incurred or sustained by such officer and director, other than by reason of such officers’ and directors’ own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors in some circumstances.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2025 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Greater than 5% Holders
TD Securities (USA), LLC(2)	1,787,859	4.1%
The Goldman Sachs Group, Inc.(3)	2,183,087	5.1%
Glazer Capital, LLC(4)	2,222,887	5.2%
Westchester Capital Management, LLC(5)	2,355,397	5.5%
First Trust Merger Arbitrage Fund(6)	2,829,209	6.6%
First Trust Capital Management L.P.(6)	3,117,578	7.2%
Wealthspring Capital LLC(7)	3,507,923	8.1%
Agriculture & Natural Solutions Acquisition Sponsor LLC(8)(9)	8,225,000	19.1%
Officers and Directors
Robert (Bert) Glover	-	*
Thomas Smith	-	*
Dr. Jennifer Aaker(8)	120,000
Ted W. Hall(8)	240,000
David Leuschen(8)(9)	8,225,000	19.1%
Robert Tichio	-	*
Jeffrey H. Tepper(8)	40,000
All directors and executive officers as a group (7 Individuals)(10)	8,625,000	20.0%

* Less than one percent.

(1)
This table is based on 43,125,000 ordinary shares outstanding at March 28, 2025, of which 34,500,000 were Class A ordinary shares and 8,625,000 were Founder Shares. Unless otherwise noted, the business address of each of the following entities or individuals is 712 Fifth Avenue, 36th Floor, New York, NY 10019.
(2)
Based solely on a Schedule 13G filed with the SEC on February 13, 2025 on behalf of Cowen and Company, LLC, TD Securities (USA) LLC (“TD”), Toronto Dominion Holdings USA Inc, TD Group US Holdings LLC and Toronto Dominion Bank, of which the shares reported herein are directly owned by TD. The business address for the shareholder is 1 Vanderbilt Avenue, New York, NY 10017.
(3)
Based solely on a Schedule 13G filed with the SEC on February 11, 2025 on behalf of the Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 200 West Street New York, NY 10282.
(4)
Based solely on a Schedule 13G filed with the SEC on February 14, 2025 on behalf of Glazer Capital, LLC and Paul J. Glazer, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 250 West 55th Street, Suite 30A, New York, NY 10019.
(5)
Based solely on a Schedule 13G filed with the SEC on February 14, 2025 on behalf of Westchester Capital Management, LLC (“Westchester”), Virtus Investment Advisers, LLC (“Virtus”) and The Merger Fund (“MF”), of which, Westchester directly owns

109,407 shares, Westchester and Virtus have the purchasing, voting and dispositive power with respect to 2,355,397 shares and MF has the purchasing, voting and dispositive power with respect to 2,342,110 shares. The principal business address of Westchester is 100 Summit Drive, Valhalla, NY 10595. The business address of Virtus is One Financial Plaza, Hartford, CT 06103. The principal business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.
(6)
Based solely on a Schedule 13G/A filed with the SEC on November 14, 2024 on behalf of First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), of which, VARBX directly owns 2,829,209 shares and FTCM has the purchasing, voting and dispositive power with respect to 3,117,578 shares. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(7)
Based solely on a Schedule 13G filed with the SEC on March 8, 2024 on behalf of Wealthspring Capital LLC (“Wealthspring”) and Matthew Simpson, each of which share voting and dispositive power with respect to the reported shares. The business address for Wealthspring and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(8)
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
(9)
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
(10)
These shares represent 100% of the Founder Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 24, 2021, we issued an aggregate of 10,062,500 Founder Shares to our Sponsor for a capital contribution of $25,000. In September 2021, our Sponsor surrendered 2,156,250 Founder Shares to us for no consideration, which we accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, our Sponsor surrendered an aggregate of 4,791,667 Founder Shares to us for no consideration, which we accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, our Sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Our Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the outstanding shares upon completion of our Public Offering. As a result of the underwriters’ exercise of the full overallotment, these shares are no longer subject to forfeiture, resulting in our initial shareholders holding an aggregate of 8,625,000 Founder Shares.

Our Sponsor, officers and directors have waived their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our initial business combination. If our initial business combination is not completed within 24 months from the closing of the Public Offering, our Sponsor, officers and directors have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $15,000 in administrative fees.

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

As of December 31, 2024 and 2023, the Company had $1,909,776 and $214,323, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan any Working Capital Loans. If we complete an initial business combination, we would repay the Working Capital Loans. In the event that our initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If our Sponsor or an affiliate of our Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2024 and 2023, we had no borrowings under the Working Capital Loans.

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2024, $838,405 was outstanding under the Working Capital Note.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Registration Rights Agreement requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of at least $25 million in value of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Audit Fees(1)	$127,400	$121,680
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	4,000	-
Total	$131,400	$121,680

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

2.1

Business Combination Agreement, dated as of August 28, 2024, by and among ANSC, NewCo, Merger Sub 1, Merger Sub 2, AFA Shareholders, AFA and, solely with respect to Section 2.07 therein, Sponsor (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

3.1

Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: March 28, 2025	By:	/s/ Robert (Bert) Glover
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

Name	Title	Date

/s/ Robert (Bert) Glover	Chief Executive Officer and Director	March 28, 2025
Robert (Bert) Glover	(Principal Executive Officer)

/s/ Thomas Smith	Chief Financial Officer, Chief Accounting Officer and Secretary	March 28, 2025
Thomas Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jennifer Aaker	Director	March 28, 2025
Dr. Jennifer Aaker

/s/ Ted W. Hall	Director	March 28, 2025
Ted W. Hall

/s/ David Leuschen	Director and Chairman of the Board	March 28, 2025
David Leuschen

/s/ Jeffrey H. Tepper	Director	March 28, 2025
Jeffrey H. Tepper

/s/ Robert Tichio	Director	March 28, 2025
Robert Tichio

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2024 and 2023	F-3

Statements of Operations for the Years Ended December 31, 2024 and 2023	F-4

Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Years Ended December 31, 2024 and 2023	F-5

Statements of Cash Flows for the Years Ended December 31, 2024 and 2023	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Agriculture & Natural Solutions Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agriculture & Natural Solutions Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by November 13, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 28, 2025

PCAOB ID Number 100

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

BALANCE SHEETS

ASSETS	DECEMBER 31, 2024	DECEMBER 31, 2023
Cash	$1	$284,783
Prepaid expenses	273,215	480,437
Total current assets	273,216	765,220
Cash held in Trust Account	366,062,161	347,456,838
Total Assets	$366,335,377	$348,222,058

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$869,458	$24,780
Accounts payable - related party	1,909,776	214,323
Promissory note - related party	838,405	-
Accrued expenses	5,605	-
Deferred legal fees	6,949,253	-
Total current liabilities	10,572,497	239,103
Deferred underwriting fees payable	12,075,000	12,075,000
Deferred legal fees	-	583,967
Total liabilities	22,647,497	12,898,070

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at approximately $10.61 and 10.07 per share at December 31, 2024 and 2023	366,062,161	347,456,838

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2024 and 2023	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2024 and 2023	863	863
Additional paid-in capital	-	-
Accumulated deficit	(22,375,144)	(12,133,713)
Total shareholders’ deficit	(22,374,281)	(12,132,850)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$366,335,377	$348,222,058

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
General and administrative	10,241,431	1,151,448
Loss from operations	(10,241,431)	(1,151,448)
Interest on Trust Account	18,605,323	2,456,838
Net income	$8,363,892	$1,305,390
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	4,631,507
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19	$0.11
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic	8,625,000	7,651,027
Basic net income per share, Class B non-redeemable ordinary shares	$0.19	$0.11
Weighted average shares outstanding of Class B non-redeemable ordinary shares, diluted	8,625,000	7,780,479
Diluted net income per share, Class B non-redeemable ordinary shares	$0.19	$0.11

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)
Remeasurement of Class A ordinary shares to redemption value	-	18,605,323	-	-	-	(18,605,323)	(18,605,323)
Net income	-	-	-	-	-	8,363,892	8,363,892
Balance as of December 31, 2024	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares Subject to Possible		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	8,625,000	$863	$24,137	$(9,614)	$15,386
Proceeds from the sale of Class A units	34,500,000	345,000,000	-	-	-	-	-
Underwriters fees	-	(18,975,000)	-	-	-	-	-
Allocation of IPO proceeds to Public Warrants	-	(2,182,125)	-	-	2,182,125	-	2,182,125
Other offering costs	-	(1,255,306)	-	-	(166,482)	-	(166,482)
Proceeds from the sale of Private Placement Warrants	-	-	-	-	9,400,000	-	9,400,000
Accretion of Class A ordinary shares to redemption value	-	24,869,269	-	-	(11,439,780)	(13,429,489)	(24,869,269)
Net income	-	-	-	-	-	1,305,390	1,305,390
Balance as of December 31, 2023	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Cash Flows from Operating Activities
Net income	$8,363,892	$1,305,390
Adjustments to reconcile net income to net cash used in operating activities:
Interest on Trust Account	(18,605,323)	(2,456,838)
General and administrative expenses funded by a note payable to Sponsor and affiliates	2,818,641	-
Changes in operating assets and liabilities:
Prepaid expenses	207,222	(480,437)
Accounts payable	844,678	11,495
Deferred legal fees	6,365,286	438,613
Accrued expenses	5,605	-
Net cash provided (used in) operating activities	1	(1,181,777)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)
Cash Flows from Financing Activities
Advances from related party	300,000	-
Repayment of advances from related party	(584,783)	(691,348)
Repayment of note payable	-	(300,000)
Proceeds from sale of Class A Units, gross	-	345,000,000
Proceeds from sale of Private Placement Warrants	-	9,400,000
Offering costs paid	-	(6,962,092)
Net cash (used in) provided by financing activities	(284,783)	346,446,560

Net (decrease) increase in cash	(284,782)	264,783
Cash - beginning of year	284,783	20,000
Cash - end of year	$1	$284,783

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$13,285
Offering costs included in deferred legal fees	$-	$145,354
Deferred underwriting fees payable	$-	$12,075,000

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of December 31, 2024, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

Consummation of Public Offering

On November 13, 2023, the Company consummated the Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments (the “Over-Allotment Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000, which is described in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Public Shares”) and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment.

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

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian unlisted public company limited by shares and affiliated with the Sponsor (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (“Bell Group” and together with Dalio, the “AFA Shareholders”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement (as defined below), the Sponsor entered into a Business Combination Agreement (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, (a) NewCo Ordinary Shares (as defined below) will be issued to those AFA Shareholders who have elected to participate in the Contributions (as defined below), (b) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of NewCo (the “First Surviving Corporation”) and each holder of the Public Shares, the warrants to purchase the Public Shares and the Founder Shares will receive (i) in exchange for such warrants, an equal number of warrants to purchase fully paid ordinary shares in the capital of NewCo (“NewCo Ordinary Shares”) and (ii) in exchange for Public Shares and Founder Shares, NewCo Ordinary Shares, (c) immediately following the First Merger and as part of the same overall transaction as the First Merger, unless the Sponsor determines not to undertake the Second Merger (as defined below) in accordance with Section 2.07 of the Business Combination Agreement, the First Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of NewCo, (d) immediately following the Second Merger (or the First Merger if the Sponsor determines not to undertake the Second Merger in accordance with Section 2.07 of the Business Combination Agreement), if so elected by the AFA Shareholders, the AFA Shareholders will transfer some or all of their shares of AFA to NewCo in exchange for a number of NewCo Ordinary Shares they received prior to the First Merger (the “Contributions”), and (e) immediately following the Contributions, AFA will buy back any shares of AFA not owned by NewCo following the Contributions for cash in accordance with the Buy Back Agreement (as defined below).

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

For more information, see the section entitled “Part I — Item 1. Business — Proposed Business Combination” of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with the proposed business combination and other working capital requirements. As of December 31, 2024, there was $838,405 outstanding under the Working Capital Note.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until November 13, 2025 to complete a business combination or cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” the Company’s management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a business combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $284,783 in cash as of December 31, 2024 and 2023, respectively. There were no cash equivalents as of December 31, 2024 and 2023.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit are included in interest on Trust Account on the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheet as of December 31, 2024 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	(20,230,306)
Fair value of Public Warrants at issuance	(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	347,456,838
Remeasurement of Class A ordinary shares to redemption value	18,605,323
Class A ordinary shares subject to possible redemption at December 31, 2024	366,062,161

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

There were no investments, assets or liabilities requiring fair value measurement as of December 31, 2024 and 2023.

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

The Company determined that the conversion option embedded in its Working Capital Note, issued on August 28, 2024, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of December 31, 2024. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. Consequently, no liability was recorded for the conversion option. As of December 31, 2024, the outstanding balance under the Working Capital Note was $838,405.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the years ended December 31, 2024 and 2023, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. For the years ended December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income per ordinary share is below:

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to redeemable Class A ordinary shares	$6,691,114	$492,237

Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	4,631,507
Basic and diluted net income per share, Redeemable Class A ordinary shares	$0.19	$0.11

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B ordinary shares
Net income allocable to non-redeemable Class B ordinary shares	$1,672,778	$813,153

Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	7,651,027
Basic net income per share, Class B non-redeemable ordinary shares	$0.19	$0.11

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of December 31, 2024.

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement, dated November 8, 2023 . These holders are entitled to certain demand and “piggyback” registration rights. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2024 and 2023, the Company incurred $120,000 and $15,000 respectively, in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

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

Accounts Payable - Related Party

As of December 31, 2024 and 2023, the Company had $1,909,776 and $214,323, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued the Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2024 and 2023, the Company had $838,405 and $0 outstanding under the Working Capital Note, respectively.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2024 and 2023, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of December 31, 2024, and 2023, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of December 31, 2024 and 2023, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

The Company has not registered the Public Shares issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 – Public Warrant Measurement

Upon the closing of the Public Offering, the Public Warrants were valued using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

Market price of Public Shares	$9.94
Term (years)	6.49
Risk-free rate	4.73%
Dividend yield	0%
Volatility	2.94%
Probability of merger	25%

Note 8 – Segment Information

ASC Topic 280,“Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Financial Officer of the Company, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, the Company’s management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the year ended, December 31,
	2024	2023
Cash held in Trust Account	$366,062,161	$347,456,838

	For the year ended, December 31,
	2024	2023
General and administrative expenses	$10,241,431	$1,151,448
Interest income	$18,605,323	$2,456,838

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events, except as described below, that would have required adjustment or disclosure in the financial statements.

The parties are currently discussing the best path forward for the Business Combination in light of the increasingly volatile equity market conditions, including potentially mutually terminating the Business Combination Agreement.