Form 10-K/A
period 2024-12-31
Agriculture & Natural Solutions Acquisition Corp
filed 2025-04-18
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 18, 2025, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Agriculture & Natural Solutions Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (the “Original Filing”), solely to include a copy of the Company’s Clawback Policy (the “Clawback Policy”) as Exhibit 97.1 hereto. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Item 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment. This Amendment contains only the cover page, this explanatory note, the exhibit index and the signature page.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing, including the information disclosed on the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025, relating to the termination of the Business Combination Agreement among the Company, Australian Food & Agriculture Company Limited and their respective affiliates. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of the Original Filing:

(1) Financial Statements: See “Index to Financial Statements” in the Original Filing.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

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

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

4.5

Private Warrant Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.6

Public Warrant Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

4.7

Description of Securities of Agriculture & Natural Solutions Acquisition Corporation (incorporated by reference to Exhibit 4.7 to ANSC’s Annual Report on Form 10-K (File No. 001-41861) filed with the SEC on March 28, 2025)

10.1

Letter Agreement, dated November 8, 2023, among the Company, its officers and directors, the Sponsor and the Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.2

Investment Management Trust Agreement, dated November 8, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.3

Registration Rights Agreement, dated November 8, 2023, among the Company, the Sponsor, the Warrant Holdings Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.4

Administrative Support Agreement, dated November 8, 2023, between the Company and Riverstone Equity Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 14, 2023)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-275150) filed with the SEC on November 2, 2023)

10.6

Sponsor Support Agreement, dated as of August 28, 2024, by and among Sponsor, Warrant Holdings Sponsor, ANSC, AFA, NewCo, And AFA Shareholders (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8‑K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.7

Promissory Note, dated as of August 28, 2024, issued by ANSC to Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

24	Power of Attorney (incorporated by reference to Exhibit 24 to ANSC’s Annual Report on Form 10-K (File No. 001-41861) filed with the SEC on March 28, 2025)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1

Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to ANSC’s Annual Report on Form 10-K (File No. 001-41861) filed with the SEC on March 28, 2025)

32.2

Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 to ANSC’s Annual Report on Form 10-K (File No. 001-41861) filed with the SEC on March 28, 2025)

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: April 18, 2025	By:	/s/ Robert (Bert) Glover
Robert (Bert) Glover
Chief Executive Officer and Director (Principal Executive Officer)