Form 10-Q
period 2025-03-31
Agriculture & Natural Solutions Acquisition Corp
filed 2025-05-15
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$1	$1
Prepaid expenses	216,476	273,215
Total current assets	216,477	273,216
Cash held in Trust Account	370,040,103	366,062,161
Total Assets	$370,256,580	$366,335,377

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$420,098	$869,458
Accounts payable - related party	3,217,197	1,909,776
Promissory note - related party	838,405	838,405
Deferred legal fees	5,997,285	6,949,253
Accrued expenses	2,940	5,605
Total current liabilities	10,475,925	10,572,497
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	22,550,925	22,647,497

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.73 and $10.61 per share at March 31, 2025 and December 31, 2024, respectively	370,040,103	366,062,161

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	863	863
Additional paid-in capital	—	—
Accumulated deficit	(22,335,311)	(22,375,144)
Total shareholders’ deficit	(22,334,448)	(22,374,281)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$370,256,580	$366,335,377

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
General and administrative(1)	$(39,833)	$551,258
Gain (loss) from operations	39,833	(551,258)
Interest on cash held in Trust Account	3,977,942	4,687,938
Net income	$4,017,775	$4,136,680
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.10
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.09	$0.10

(1) In the first quarter of fiscal year 2025, the Company recognized a waiver of legal fees totaling $2,076,234 related to the terminated merger transaction. These waived fees represented a portion of legal expenses incurred across multiple reporting periods, including various quarters in fiscal year 2024 and the quarter ended March 31, 2025. As these waived fees are non-recurring in nature, similar waiver transactions are not anticipated in future periods. The waived amount was recorded as a reduction to the same financial statement line items in which the original expenses were previously recognized.

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	863	$—	$(22,375,144)	$(22,374,281)
Accretion of Class A ordinary shares to redemption value	—	3,977,942	—	—	—	(3,977,942)	(3,977,942)
Net income	—	—	—	—	—	4,017,775	4,017,775
Balance as of March 31, 2025 (unaudited)	34,500,000	$370,040,103	8,625,000	$863	$—	$(22,335,311)	$(22,334,448)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	863	$—	$(12,133,713)	$(12,132,850)
Remeasurement of Class A ordinary shares to redemption value	—	4,687,938	—	—	—	(4,687,938)	(4,687,938)
Net income	—	—	—	—	—	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	$352,144,776	8,625,000	$863	$—	$(12,684,971)	$(12,684,108)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024
Cash Flows from Operating Activities
Net income	$4,017,775	$4,136,680
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash held in Trust Account	(3,977,942)	(4,687,938)
General and administrative expenses funded by a note payable to Sponsor and affiliates	1,307,421	—
Changes in operating assets and liabilities:
Prepaid expenses	56,739	66,805
Deferred legal fees	(951,968)	280,392
Accounts payable	(449,360)	6,185
Accrued expenses	(2,665)	4,260
Net cash used in operating activities	—	(193,616)
Cash Flows from Financing Activities
Advances from related party	—	493,617
Repayment of advances from related party	—	(349,045)
Net cash provided by financing activities	—	144,572

Net decrease in cash	—	(49,044)
Cash - beginning of period	1	284,783
Cash - end of period	$1	$235,739

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of March 31, 2025, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Trust Account

The proceeds held in the Trust Account are in an interest bearing demand deposit account with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations or in an interest bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian unlisted public company limited by shares and affiliated with Sponsor (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (together with Dalio, the “Sellers”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement (as defined below), Sponsor (and together with the Company, NewCo, Merger Sub 1, Merger Sub 2, the Sellers and AFA, collectively, the “Parties”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Termination of Business Combination Agreement

On April 10, 2025, pursuant to Section 11.01(a) of the Business Combination Agreement, the Parties entered into a Termination of the Business Combination Agreement (“Termination Agreement”) to terminate the Business Combination Agreement (the “Termination”). The parties mutually determined to terminate the Business Combination Agreement due to increasingly volatile equity market conditions. As a result of the Termination Agreement, the Business Combination Agreement and all Ancillary Agreements (as defined in the Business Combination Agreement) other than the Limited Guaranty (as defined in the Termination Agreement) and the Confidentiality Agreement (as defined in the Business Combination Agreement) are of no further force and effect, with the exception of certain provisions thereof, including, but not limited to, the Company’s obligation to pay certain expenses incurred by the parties in connection with the Business Combination Agreement and related transactions, which shall survive the Termination and be satisfied in accordance with the terms of the Business Combination Agreement and/or the Termination Agreement, as applicable.

Additionally, each of the Parties has agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Termination, subject to certain exceptions, as set forth in the Termination Agreement. Pursuant to Section 11.04 of the Business Combination Agreement, the Company and Sponsor paid an aggregate of $5,510,620 AUSD to the Sellers.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the Termination Agreement, which is filed as an exhibit to this Quarterly Report as Exhibit 10.8.

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

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of March 31, 2025, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with the proposed business combination and other working capital requirements. As of March 31, 2025, there was $838,405 outstanding under the Working Capital Note.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until November 13, 2025 to complete a business combination or cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” the Company’s management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company through one year from the date of these unaudited condensed financial statements if a business combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 in cash as of March 31, 2025 and December 31, 2024. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit are included in interest on Trust Account on the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheet as of March 31, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2024	$347,456,838
Remeasurement of Class A ordinary shares to redemption value	18,605,323
Class A ordinary shares subject to possible redemption at December 31, 2024	366,062,161
Remeasurement of Class A ordinary shares to redemption value	3,977,941
Class A ordinary shares subject to possible redemption at March 31, 2025 (unaudited)	$370,040,103

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

There were no investments, assets or liabilities requiring fair value measurement as of March 31, 2025 and December 31, 2024.

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

The Company determined that the conversion option embedded in its Working Capital Note, issued on August 28, 2024, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of March 31, 2025. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. Consequently, no liability was recorded for the conversion option. As of March 31, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three months ended March 31, 2025 and 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event.

A reconciliation of the net income per ordinary share is below:

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to redeemable Class A ordinary shares
Net income allocable to redeemable Class A ordinary shares	$3,214,220	$3,309,344

Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.10

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B ordinary shares
Net income allocable to non-redeemable Class B ordinary shares	$803,555	$827,336

Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	8,625,000
Basic net income per share, non-redeemable Class B ordinary shares	$0.09	$0.10

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Public Shares) pursuant to a registration rights agreement, dated November 8, 2023. These holders are entitled to certain demand and “piggyback” registration rights. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2025 and December 31, 2024, the Company incurred $30,000 and $120,000 respectively, in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

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

Accounts Payable - Related Party

As of March 31, 2025 and December 31, 2024, the Company had $3,217,197 and $1,909,776, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued the Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of March 31, 2025 and December 31, 2024, the Company had $838,405 outstanding under the Working Capital Note, respectively.

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

Waived legal fees

In the first quarter of fiscal year 2025, the Company recognized a waiver of legal fees totaling $2,076,234 related to the Termination. These waived fees represented a portion of legal expenses incurred across multiple reporting periods, including various quarters in fiscal year 2024 and the quarter ended March 31, 2025. As these waived fees are non-recurring in nature, similar waiver transactions are not anticipated in future periods. The waived amount was recorded as a reduction to the same financial statement line items in which the original expenses were previously recognized.

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2025 and December 31, 2024, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of March 31, 2025 and December 31, 2024, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of March 31, 2025 and December 31, 2024, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

Note 7 – Segment Information

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

	As of
	March 31, 2025	December 31, 2024
Cash held in Trust Account	$370,040,103	$366,062,161

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$(39,833)	$551,258
Interest income	$3,977,942	$4,687,938

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

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events, except for the Termination as described in Note 1 “Description of Organization and Business Operations—Termination of Business Combination Agreement”, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Proposed Business Combination

Business Combination Agreement

On August 28, 2024, the Company, Agriculture & Natural Solutions Company Limited ACN 680 144 085, an Australian unlisted public company limited by shares and affiliated with Sponsor (“NewCo”), Merino Merger Sub 1 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Merino Merger Sub 2 Inc., a Cayman Islands exempted company and wholly owned subsidiary of NewCo (“Merger Sub 2”), Raymond T. Dalio, in his capacity as Trustee of the Raymond T. Dalio Revocable Trust (“Dalio”), Bell Group Holdings Pty Limited ACN 004 845 710, an Australian private company (together with Dalio, the “Sellers”), Australian Food & Agriculture Company Limited ACN 005 858 293, an Australian unlisted public company limited by shares (“AFA”), and, solely with respect to Section 2.07 of the Business Combination Agreement (as defined below), Sponsor (and together with the Company, NewCo, Merger Sub 1, Merger Sub 2, the Sellers and AFA, collectively, the “Parties”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Termination of Business Combination Agreement

On April 10, 2025, pursuant to Section 11.01(a) of the Business Combination Agreement, the Parties entered into a Termination Agreement to terminate the Business Combination Agreement. See Part I, Item 1. Note 1 “Description of Organization and Business Operations—Termination of Business Combination Agreement” to this Quarterly Report on Form 10-Q for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2025, we reported net income of $4,017,775 which consisted of general and administrative expenses (inclusive of $2,076,234 of waived legal fees offset against $2,036,401 in general and administrative expenses incurred) and $3,977,942 of interest on Trust Account.

For the three months ended March 31, 2024, we reported net income of $4,136,680 which consisted of general and administrative expenses of $551,258, offset by $4,687,938 of interest on Trust Account.

Liquidity and Capital Resources

As of March 31, 2025, the Company had a cash balance of $1 and a working capital deficit of $10,259,448. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the three months ended March 31, 2025, cash used in operating activities was $0, which is made up of a net income of $4,017,775, changes in operating assets and liabilities of $1,347,254, and general and administrative expenses funded by a note payable to Sponsor of $1,307,421. These amounts were offset by an interest on Trust Account of $3,977,942.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of March 31, 2025, the outstanding balance under the Working Capital Note (as defined below) was $838,405. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Promissory Note” to this Quarterly Report on Form 10-Q.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until November 13, 2025 to complete a business combination or cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements–Going Concern,” our management has determined that this condition raises substantial doubt about the Company’s ability to continue as a going concern through one year from the filing date of this report if a business combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $30,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of March 31, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of the accompanying unaudited condensed financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than as set forth below, there have been no material changes in the risk factors discussed in the Annual Report.

Potential new trade policies, such as tariffs, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

There is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity. Such changes in international trade policies may adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.

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
10.6

Sponsor Support Agreement, dated as of August 28, 2024, by and among Sponsor, Warrant Holdings Sponsor, ANSC, AFA, NewCo, And AFA Shareholders (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.7

Promissory Note, dated as of August 28, 2024, issued by ANSC to Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.8

Termination Agreement by and among the Company, NewCo, Merger Sub 1, Merger Sub 2, the Sellers, AFA and Sponsor, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on April 11, 2025)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Exhibit Number	Description
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: May 15, 2025	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary