Form 10-Q
period 2025-06-30
Agriculture & Natural Solutions Acquisition Corp
filed 2025-08-13
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1

	Unaudited Condensed Statements of Operations for the Six Months Ended June 30, 2025 and 2024	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Six Months Ended June 30, 2025 and 2024	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURE		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	JUNE 30, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$1	$1
Prepaid expenses	153,872	273,215
Total current assets	153,873	273,216
Cash held in Trust Account	374,096,385	366,062,161
Total Assets	$374,250,258	$366,335,377

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,000	$869,458
Accounts payable - related party	7,506,145	1,909,776
Promissory note - related party	838,405	838,405
Deferred legal fees	6,231,089	6,949,253
Accrued expenses	22,850	5,605
Total current liabilities	14,601,489	10,572,497
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	26,676,489	22,647,497

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.84 and $10.61 per share on cash held in Trust Account at June 30, 2025 and December 31, 2024, respectively	374,096,385	366,062,161

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at June 30, 2025 and December 31, 2024	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	863	863
Additional paid-in capital	-	-
Accumulated deficit	(26,523,479)	(22,375,144)
Total shareholders' deficit	(26,522,616)	(22,374,281)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$374,250,258	$366,335,377

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
General and administrative (1)	$4,188,168	$2,513,578	$4,148,335	$3,064,836
Loss from operations	(4,188,168)	(2,513,578)	(4,148,335)	(3,064,836)
Interest on cash held in Trust Account	4,056,282	4,756,128	8,034,224	9,444,066
Waived legal fees	-	-	-	-
Net (loss) income	$(131,886)	$2,242,550	$3,885,889	$6,379,230
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.00)	$0.05	$0.09	$0.15
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.00)	$0.05	$0.09	$0.15

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)
Accretion of Class A ordinary shares to redemption value	-	3,977,942	-	-	-	(3,977,942)	(3,977,942)
Net income	-	-	-	-	-	4,017,775	4,017,775
Balance as of March 31, 2025 (unaudited)	34,500,000	$370,040,103	8,625,000	$863	$-	$(22,335,311)	$(22,334,448)

Accretion of Class A ordinary shares to redemption value	-	4,056,282	-	-	-	(4,056,282)	(4,056,282)
Net loss	-	-	-	-	-	(131,886)	(131,886)
Balance as of June 30, 2025 (unaudited)	34,500,000	$374,096,385	8,625,000	$863	$-	$(26,523,479)	$(26,522,616)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)
Remeasurement of Class A ordinary shares to redemption value	-	4,687,938	-	-	-	(4,687,938)	(4,687,938)
Net income	-	-	-	-	-	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	$352,144,776	8,625,000	$863	$-	$(12,684,971)	$(12,684,108)
Remeasurement of Class A ordinary shares to redemption value	-	4,756,128	-	-	-	(4,756,128)	(4,756,128)
Net income	-	-	-	-	-	2,242,550	2,242,550
Balance as of June 30, 2024 (unaudited)	34,500,000	$356,900,904	8,625,000	$863	$-	$(15,198,549)	$(15,197,686)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2024
Cash Flows from Operating Activities
Net income	$3,885,889	$6,379,230
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash held in Trust Account	(8,034,224)	(9,444,066)
Changes in operating assets and liabilities:
Prepaid expenses	119,343	133,609
Deferred legal fees	(718,164)	2,458,755
Accounts payable	(866,458)	8,655
Accounts payable - related party	5,596,369	-
Accrued expenses	17,245	41,263
Net cash used in operating activities	-	(422,554)

Cash Flows from Financing Activities
Advances from related party	-	486,816
Repayment of advances from related party	-	(349,045)
Net cash provided by financing activities	-	137,771

Net decrease in cash	-	(284,783)
Cash - beginning of period	1	284,783
Cash - end of period	$1	$-

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of June 30, 2025, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Additionally, each of the Parties has agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Termination, subject to certain exceptions, as set forth in the Termination Agreement. Pursuant to Section 11.04 of the Business Combination Agreement, the Company and Sponsor paid an aggregate of $3,465,798 (or $5,510,620 AUD) to the Sellers.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the Termination Agreement, which is filed as an exhibit to this Quarterly Report as Exhibit 10.8.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with the proposed business combination and other working capital requirements. As of June 30, 2025, there was $838,405 outstanding under the Working Capital Note.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 in cash as of June 30, 2025 and December 31, 2024. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

The assets held in the Trust Account were held in demand deposit. Earnings on this deposit are included in interest on Trust Account on the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheets as of June 30, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2024	$366,062,161
Accretion of Class A ordinary shares to redemption value	3,977,942
Class A ordinary shares subject to possible redemption at March 31, 2025 (unaudited)	$370,040,103
Accretion of Class A ordinary shares to redemption value	4,056,282
Class A ordinary shares subject to possible redemption at June 30, 2025 (unaudited)	$374,096,385

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

There were no investments, assets or liabilities requiring fair value measurement as of June 30, 2025 and December 31, 2024.

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

The Company determined that the conversion option embedded in its Working Capital Note, issued on August 28, 2024, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of June 30, 2025. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. Consequently, no liability was recorded for the conversion option. As of June 30, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Net Loss or Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. For the six months ended June 30, 2025 and 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event.

A reconciliation of the net (loss) income per ordinary share is below:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to redeemable Class A ordinary shares
Net (loss) income allocable to redeemable Class A ordinary shares	$(105,509)	$1,794,040	$3,108,711	$5,103,384

Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.00)	$0.05	$0.09	$0.15

Non-Redeemable Class B Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Class B ordinary shares
Net (loss) income allocable to non-redeemable Class B ordinary shares	$(26,377)	$448,510	$777,178	$1,275,846

Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B non-redeemable ordinary shares	$(0.00)	$0.05	$0.09	$0.15

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2025 and December 31, 2024, the Company incurred $60,000 and $120,000 respectively, in administrative fees and recorded within “Accounts payable – related party” on the balance sheets.

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

Accounts Payable - Related Party

As of June 30, 2025 and December 31, 2024, the Company had $7,506,145 and $1,909,776, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued the Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of June 30, 2025 and December 31, 2024, the Company had $838,405 outstanding under the Working Capital Note, respectively.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2025 and December 31, 2024, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of June 30, 2025 and December 31, 2024, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of June 30, 2025 and December 31, 2024, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

	As of
	June 30, 2025	December 31, 2024
Cash held in Trust Account	$374,096,385	$366,062,161

	For the six months ended June 30,
	2025	2024
General and administrative expenses	$4,148,335	$3,064,836
Interest income	$8,034,224	$9,444,066

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the six months ended June 30, 2025, we reported net income of $3,885,889 which consisted of general and administrative expenses (inclusive of $2,076,234 of waived legal fees offset against $3,465,798 of related party paid merger termination fees and $2,758,770 in other general and administrative expenses) and $8,034,224 of interest on cash held in Trust Account.

For the six months ended June 30, 2024, we reported net income of $6,379,230 which consisted of general and administrative expenses of $3,064,836, offset by $9,444,066 of interest on cash held in Trust Account.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a cash balance of $1 and a working capital deficit of $14,447,616. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the six months ended June 30, 2025, cash used in operating activities was $0, which is made up of a net income of $3,885,889, changes in operating assets and liabilities of $4,148,335. These amounts were offset by an interest on Trust Account of $8,034,224.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of June 30, 2025, the outstanding balance under the Working Capital Note (as defined below) was $838,405. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Promissory Note” to this Quarterly Report on Form 10-Q.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2025 and 2024, the Company incurred $60,000 and $60,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of June 30, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: August 13, 2025	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer, Chief Accounting Officer and Secretary