Form 10-Q
period 2025-09-30
Agriculture & Natural Solutions Acquisition Corp
filed 2025-11-12
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, 32,922,237 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURE		28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$1	$1
Prepaid expenses	48,080	273,215
Total current assets	48,081	273,216
Cash held in Trust Account	378,247,376	366,062,161
Total Assets	$378,295,457	$366,335,377

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:	$3,000	$869,458
Accounts payable
Accounts payable related party	7,764,515	1,909,776
Promissory note related party	838,405	838,405
Deferred legal fees	6,593,692	6,949,253
Accrued expenses	33,250	5,605
Total current liabilities	15,232,862	10,572,497
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	27,307,862	22,647,497

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.96 and $10.61 per share on cash held in Trust Account at September 30, 2025 and December 31, 2024, respectively	378,247,376	366,062,161

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2025 and December 31, 2024	-	-

Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	863	863

Additional paid-in capital	-	-
Accumulated deficit	(27,260,644)	(22,375,144)
Total shareholders' deficit	(27,259,781)	(22,374,281)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$378,295,457	$366,335,377

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
General and administrative expenses (1)	$737,165	$4,339,078	$4,885,500	$7,403,914
Loss from operations	(737,165)	(4,339,078)	(4,885,500)	(7,403,914)
Interest on cash held in Trust Account	4,150,991	4,829,661	12,185,215	14,273,727
Net income	$3,413,826	$490,583	$7,299,715	$6,869,813
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.01	$0.17	$0.16
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.01	$0.17	$0.16

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)
Accretion of Class A ordinary shares to redemption value	-	3,977,942	-	-	-	(3,977,942)	(3,977,942)
Net income	-	-	-	-	-	4,017,775	4,017,775
Balance as of March 31, 2025 (unaudited)	34,500,000	$370,040,103	8,625,000	$863	$-	$(22,335,311)	$(22,334,448)
Accretion of Class A ordinary shares to redemption value	-	4,056,282	-	-	-	(4,056,282)	(4,056,282)
Net loss	-	-	-	-	-	(131,886)	(131,886)
Balance as of June 30, 2025 (unaudited)	34,500,000	$374,096,385	8,625,000	$863	$-	$(26,523,479)	$(26,522,616)
Accretion of Class A ordinary shares to redemption value	-	4,150,991	-	-	-	(4,150,991)	(4,150,991)
Net income	-	-	-	-	-	3,413,826	3,413,826
Balance as of September 30, 2025 (unaudited)	34,500,000	$378,247,376	8,625,000	$863	$-	$(27,260,644)	$(27,259,781)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)
Remeasurement of Class A ordinary shares to redemption value	-	4,687,938	-	-	-	(4,687,938)	(4,687,938)
Net income	-	-	-	-	-	4,136,680	4,136,680
Balance as of March 31, 2024 (unaudited)	34,500,000	$352,144,776	8,625,000	$863	$-	$(12,684,971)	$(12,684,108)
Remeasurement of Class A ordinary shares to redemption value	-	4,756,128	-	-	-	(4,756,128)	(4,756,128)
Net income	-	-	-	-	-	2,242,550	2,242,550
Balance as of June 30, 2024 (unaudited)	34,500,000	$356,900,904	8,625,000	$863	$-	$(15,198,549)	$(15,197,686)
Remeasurement of Class A ordinary shares to redemption value	-	4,829,661	-	-	-	(4,829,661)	(4,829,661)
Net income	-	-	-	-	-	490,583	490,583
Balance as of September 30, 2024 (unaudited)	34,500,000	$361,730,565	8,625,000	$863	$-	$(19,537,627)	$(19,536,764)

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Cash Flows from Operating Activities
Net income	$7,299,715	$6,869,813
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on cash held in Trust Account	(12,185,215)	(14,273,727)
General and administrative expenses funded by note payable through Sponsor	-	1,654,193
Changes in operating assets and liabilities:
Prepaid expenses	225,135	38,546
Deferred legal fees	(355,561)	4,738,774
Accounts payable - related party	5,854,739	-
Accounts payable	(866,458)	918,201
Accrued expenses	27,645	54,201
Net cash provided by operating activities	-	1
Cash Flows from Financing Activities
Advances from related party	-	300,000
Repayment of advances from related party	-	(584,783)
Net cash used in financing activities	-	(284,783)

Net decrease in cash	-	(284,782)
Cash - beginning of period	1	284,783
Cash - end of period	$1	$1

The accompanying notes are an integral part of these condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of September 30, 2025, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Simultaneously with the closing of the Public Offering, the Company completed the private sale of 9,400,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a purchase price of $1.00 per Private Placement Warrant (the “Private Placement”), to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC (the “Warrant Holdings Sponsor”) and the Company’s independent directors, generating gross proceeds to the Company of $9,400,000, which is described in Note 4.

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

The Trust Account

The proceeds held in the Trust Account are held only as cash items in an interest-bearing demand deposit account at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial

Business Combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company's amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of the Company's obligation to redeem 100% of the Public Shares if it has not consummated an Initial Business Combination by the earlier of (x) November 13, 2026 (or 36 months after the closing date of the Public Offering) and (y) 30 days after the date Warrant Holdings Sponsor fails to timely deposit additional funds in the Trust Account (the “Extended Termination Date”) or (B) with respect to any other provisions of the Company's amended and restated memorandum and articles of association relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; or (iii) the redemption of the Public Shares if the Company is unable to complete an Initial Business Combination by the Extended Termination Date, or such earlier liquidation date as the Company's board of directors (the “Board”) may approve (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination by the Extended Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination by the Extended Termination Date. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Extension

On November 10, 2025, the Company held an extraordinary general meeting (the “Extension Meeting”), where shareholders approved and adopted an amendment and restatement of the Company’s amended and restated memorandum and articles of association to (i) extend (the “Extension”) the date by which the Company must consummate a “Business Combination” (as defined in the Company's amended and restated memorandum and articles of association) from November 13, 2025 (or twenty four (24) months after the closing date of the Public Offering) to the Extended Termination Date and (ii) make certain other non-substantive changes to the Company's amended and restated memorandum and articles of association that the Board deems appropriate (such proposal, the “Extension Amendment Proposal”). In connection with the Extension Meeting, shareholders holding 1,577,763 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.4 million (or approximately $11.01 per Public Share) was removed from the Trust Account to pay such holders.

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 (the “Extension Promissory Note”) in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association.

If the Company consummates an Initial Business Combination, the Extension Promissory Note may be repaid, at Warrant Holdings Sponsor’s discretion, (a) in cash (including out of the proceeds of the Trust Account released to the Company), (b) by converting all or a portion of the amount loaned under the Extension Promissory Note into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants, or (c) with a combination thereof. If the Company does not consummate an Initial Business Combination by the Extended Termination Date, the Company will not repay the amount loaned under the Extension Promissory Note until 100% of the Public Shares have been redeemed and only in connection with the liquidation of the Company and to the extent funds are available outside of the Trust Account.

On November 12, 2025, the Company had an initial draw on the Extension Promissory Note of $658,444.74 for direct payment to the Trust Account. The outstanding balance under the Extension Promissory Note as of the date of this filing amounted to an aggregate of $658,444.74.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, the Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note

(“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with the proposed business combination and other working capital requirements. As of September 30, 2025, there was $838,405 outstanding under the Working Capital Note.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until the Extended Termination Date to complete a business combination or cease all operations other than those required for the purpose of liquidation. The Company’s management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company through one year from the date of these unaudited condensed financial statements. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued, if a business combination is not consummated by that date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 in cash as of September 30, 2025 and December 31, 2024. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash Held in Trust Account

The assets held in the Trust Account were held only as cash items in an interest-bearing demand deposit account at a bank. Earnings on this deposit are included in interest on cash held in Trust Account on the accompanying condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2024	$366,062,161
Accretion of Class A ordinary shares to redemption value	3,977,942
Class A ordinary shares subject to possible redemption at March 31, 2025 (unaudited)	$370,040,103
Accretion of Class A ordinary shares to redemption value	4,056,282
Class A ordinary shares subject to possible redemption at June 30, 2025 (unaudited)	$374,096,385
Accretion of Class A ordinary shares to redemption value	4,150,991
Class A ordinary shares subject to possible redemption at September 30, 2025 (unaudited)	$378,247,376

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

There were no investments, assets or liabilities requiring fair value measurement as of September 30, 2025 and December 31, 2024.

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

The Company determined that the conversion option embedded in its Working Capital Note, issued on August 28, 2024, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of September 30, 2025. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. Consequently, no liability was recorded for the conversion option. As of September 30, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three and nine months ended September 30, 2025 and 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event.

A reconciliation of the net income per ordinary share is stated below.

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to redeemable Class A ordinary shares
Net income allocable to redeemable Class A ordinary shares	$2,731,061	$392,466	$5,839,772	$5,495,850

Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.01	$0.17	$0.16

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B ordinary shares
Net income allocable to non-redeemable Class B ordinary shares	$682,765	$98,117	$1,459,943	$1,373,963

Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.01	$0.17	$0.16

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 – Related Party Transactions

Founder Shares

On March 24, 2021, the Company issued an aggregate of 10,062,500 Class B ordinary shares, $0.0001 par value, of the Company (the “Founder Shares”) in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company. In September 2021, the Sponsor surrendered to the Company for no consideration an aggregate of 2,156,250 Founder Shares, which the Company accepted and cancelled. In November 2022, the Company effected a share dividend with respect to Founder Shares of 2,635,417 shares. In September 2023, the Sponsor surrendered to the Company for no consideration an aggregate of 4,791,667 Founder Shares, which the Company accepted and cancelled. In October 2023, the Company effected a share dividend with respect to the Company’s Founder Shares of 2,875,000 shares. In November 2023, the Sponsor surrendered to the Company for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to the independent directors at their original purchase price. Founder Shares were retroactively restated to the net amount issued and outstanding resulting in 8,625,000 Founder Shares, acquired for approximately $0.003 per share and outstanding as of the periods presented. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holders thereof and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the underwriters’ exercise of their over-allotment option in full, 1,125,000 Founder Shares are no longer subject to forfeiture. The Sponsor and the Company’s independent directors are not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed by the Extended Termination Date, the Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them.

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

Private Placement Warrants

On November 13, 2023, the Warrant Holdings Sponsor and the Company’s independent directors purchased an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per whole Private Placement Warrant in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole Public Share at a price of $11.50 per share. If the Initial Business Combination is not completed by the Extended Termination Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis. The Private Placement Warrants will not expire except upon liquidation.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2025 and December 31, 2024, the Company incurred $90,000 and $120,000, respectively, in administrative fees and recorded within “Accounts payable – related party” on the condensed balance sheets.

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

Accounts Payable - Related Party

As of September 30, 2025 and December 31, 2024, the Company had $7,764,515 and $1,909,776, respectively, due to related party recorded in “Accounts payable – related party” on the condensed balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and are due on demand.

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

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued the Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an Initial Business Combination. If the Company does not complete an Initial Business Combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an Initial Business Combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2025 and December 31, 2024, the Company had $838,405 outstanding under the Working Capital Note.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company's amended and restated memorandum and articles of association). As of September 30, 2025 and December 31, 2024, there were 34,500,000 Public Shares issued and outstanding subject to possible redemption.

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

As of September 30, 2025 and December 31, 2024, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of September 30, 2025 and December 31, 2024, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

The exercise price of each warrant is $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Public Shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average last reported trading price of the Public Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (such price, the “market value”) is below the Newly Issued Price, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the Newly Issued Price.

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

Note 7 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Financial Officer of the Company, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, the Company’s management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	As of
	September 30, 2025	December 31, 2024
Cash held in Trust Account	$378,247,376	$366,062,161

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$737,165	$4,339,078	$4,885,500	$7,403,914
Interest on cash held in Trust Account	$4,150,991	$4,829,661	$12,185,215	$14,273,727

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events, except for the events described in Note 1 “Description of Organization and Business Operations—Extension,” that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and approximately $12.1 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company (the “Trustee”), and held only as cash items in an interest-bearing demand deposit account at a bank, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

If we are unable to complete an initial business combination by the Extended Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension

On November 10, 2025, the Company held the Extension Meeting, where shareholders approved the Extension Proposal, and issued the Extension Promissory Note. See Part I, Item 1. Note 1 “Description of Organization and Business Operations—Extension” to this Quarterly Report on Form 10-Q for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the nine months ended September 30, 2025, we reported net income of $7,299,715 which consisted of general and administrative expenses (inclusive of $2,076,234 of waived legal fees offset against $3,465,798 of related party paid merger termination fees and $3,495,936 in other general and administrative expenses) and $12,185,215 of interest on cash held in Trust Account.

For the nine months ended September 30, 2024, we reported net income of $6,869,813 which consisted of general and administrative expenses of $7,403,914, offset by $14,273,727 of interest on cash held in Trust Account.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a cash balance of $1 and a working capital deficit of $15,184,781. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the nine months ended September 30, 2025, cash used in operating activities was $0, which is made up of a net income of $7,299,715, changes in operating assets and liabilities of $4,885,500. These amounts were offset by an interest on cash held in Trust Account of $12,185,215.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). As of September 30, 2025, the outstanding balance under the Working Capital Note (as defined below) was $838,405. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Promissory Note” to this Quarterly Report on Form 10-Q.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until the Extended Termination Date to complete a business combination or cease all operations other than those required for the purpose of liquidation. The Company’s management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company through one year from the date of these unaudited condensed financial statements. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued, if a business combination is not consummated by that date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the nine months ended September 30, 2025 and 2024, the Company incurred $90,000 and $90,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital

Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of September 30, 2025, the outstanding balance under the Working Capital Note was $838,405.

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

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities, each of which may make it difficult for us to complete an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company;
•
adoption of a specific form of corporate structure; and
•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or in an interest bearing demand deposit account. Pursuant to the trust agreement governing the Trust Account, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier of (i) the completion of an initial business combination; (ii) the redemption of any Public Shares that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of the Public Shares if we have not consummated an initial business combination by the Extended Termination Date or (B) with respect to any other provisions of the Company's amended and restated memorandum and articles of association relating to the rights of holders of the Public Shares or pre-initial business combination activity; or (iii) the redemption of the Public Shares if we are unable to complete an initial business combination by the Extended Termination Date, or such earlier liquidation date as the Board may approve (subject to the requirements of law). If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete an initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

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

The funds in the Trust Account have, since the Public Offering, been held only as cash items in an interest-bearing demand deposit account at a bank. As of the date of this report, we receive more interest from the interest-bearing demand deposit accounts than we would from U.S. treasury obligations or money market funds; however, we cannot assure you that such rate on the deposit account will not decrease or increase significantly. Additionally, holding the funds in the Trust Account as cash may mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act.

If we do instruct the Trustee to invest all funds in the Trust Account in U.S. government treasury obligations or money market funds, there is greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate and dissolve the Company. Additionally, we may receive less interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to invest all funds in the Trust Account in U.S. government treasury obligations or money market funds could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of August 28, 2024, by and among ANSC, NewCo, Merger Sub 1, Merger Sub 2, AFA Shareholders, AFA and, solely with respect to Section 2.07 therein, Sponsor (incorporated by reference to Exhibit 2.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

3.1

Amended and Restated Memorandum and Articles of Association of ANSC (incorporated by reference to Exhibit 3.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 12, 2025)

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

10.6

Sponsor Support Agreement, dated as of August 28, 2024, by and among Sponsor, Warrant Holdings Sponsor, ANSC, AFA, NewCo, And AFA Shareholders (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.7

Promissory Note, dated as of August 28, 2024, issued by ANSC to Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.2 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

10.8

Termination Agreement by and among the Company, NewCo, Merger Sub 1, Merger Sub 2, the Sellers, AFA and Sponsor, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on April 11, 2025)

10.9

Extension Promissory Note, by and between ANSC and Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 12, 2025)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: November 12, 2025	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer,
Chief Accounting Officer and Secretary