Form 10-K
period 2025-12-31
Agriculture & Natural Solutions Acquisition Corp
filed 2026-03-27
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding Class A ordinary shares held by non-affiliates of the registrant was approximately $374.3 million based on the closing sales price of the registrant’s outstanding Class A ordinary shares on such date as reported on The Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 27, 2026, 32,922,237 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Agriculture & Natural Solutions Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report (the “Annual Report”) on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Agriculture & Natural Solutions Acquisition Sponsor LLC, a Cayman Islands limited liability company and an affiliate of the Sponsor Entities (as defined below). References to our “Warrant Holdings Sponsor” refer to Agriculture & Natural Solutions Acquisition Warrant Holdings LLC, a Delaware limited liability company and an affiliate of the Sponsor. References to “Riverstone” are to Riverstone Investment Group LLC, a Delaware limited liability company, and its affiliates. References to “Riverstone Funds” are to a family of private equity funds that are managed by Riverstone. References to “Impact Ag” are to Impact Ag Partners LLC, a Wyoming limited liability company, and its affiliates. References to “Impact Ag Funds” are to a family of private equity funds that are managed by Impact Ag. References to “Sponsor Entities” are to Riverstone and Impact Ag. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Public Offering” refer to our initial public offering, which closed on November 13, 2023 (the “IPO Closing Date”). References to “public shares” are to our Class A ordinary shares sold as part of the Units (as defined below) in our Public Offering. References to “public shareholders” are to the holders of our public shares.

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

We continue to seek to capitalize on the expertise and industry relationships of the Sponsor Entities, our Chief Executive Officer and our board of directors to source and complete an initial business combination. Since 2000, Riverstone has raised over $40 billion across the capital structure in all major components of the renewable and conventional energy, power and infrastructure markets, with exposure to over 200 projects in 15 countries. The firm maintains offices in New York, Mexico City and Amsterdam. Impact Ag has over 80 years combined experience with 9 people managing $200 million (AUD) in assets across 105,000 acres in 3 states of Australia, which include 85,000 heads of livestock and 34,000 acres of crops. Together, our board of directors and management team has a demonstrable track record of identifying high-quality assets, businesses and management teams with significant resources, capital and optimization potential.

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

In November 2015, Riverstone formed Silver Run Acquisition Corporation (“Silver Run I”), a blank check company, which aimed to capitalize on the 45 years of experience in the oil and gas industry of its Chief Executive Officer, Mark Papa. Through its initial public offering in February 2016, Silver Run I raised $500 million from the sale of 50 million units to public investors, with each unit consisting of one share of Class A common stock and one-third of one warrant. On July 6, 2016, an affiliate of Riverstone entered into a definitive agreement to purchase an approximate 89% interest in Centennial Resource Production, LLC (“Centennial”), an independent oil and natural gas company with assets located in the core of the Southern Delaware Basin, from funds controlled by, and affiliates of, NGP Energy Capital Management, L.L.C. In accordance with the definitive agreement, the Riverstone affiliate agreed to assign, and Silver Run I agreed to assume, its right to purchase the interest in Centennial. On October 11, 2016, Silver Run I consummated the acquisition of approximately 89% of the outstanding membership interests in Centennial. In connection with the acquisition, Silver Run I raised an additional approximately $1.0 billion through a private placement of shares of its Class A common stock at $10.00 per share. Although the holders of Silver Run I’s Class A common stock had the opportunity in connection with the closing of the transaction to redeem shares of Class A common stock of Silver Run I, no such shares were redeemed. Upon the closing of the transaction, Silver Run I was renamed Centennial Resource Development, Inc., and its common stock and warrants began trading on the Nasdaq Capital Market under the symbols “CDEV” and “CDEVW”, respectively. Centennial Resource Development, Inc., was renamed Permian Resources Corporation (“Permian”) and its common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “PR.” On March 25, 2026, the last reported sale price of Permian’s common stock on the NYSE was $20.68 per share.

In November 2016, Riverstone formed Silver Run Acquisition Corporation II (“Silver Run II”), a blank check company. Through its initial public offering in March 2017, Silver Run II raised $1.035 billion from the sale of 103.5 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. On February 9, 2018, Silver Run II consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa Holdings, LP (“Alta Mesa”), (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa Holdings GP, LLC, the sole general partner of Alta Mesa, and (iii) all of the membership interests in Kingfisher Midstream, LLC. In connection with the closing of the transaction, public stockholders holding 3,270 shares of Silver Run II’s Class A common stock elected to redeem such shares for an aggregate amount of approximately $32,944. Following the business combination, Silver Run II was renamed “Alta Mesa Resources, Inc.” and its Class A common stock and warrants began trading on the Nasdaq Capital Market under the symbols “AMR” and “AMRWW,” respectively. Alta Mesa and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2019. Following such filing, Alta Mesa’s Class A common stock and warrants were delisted from the Nasdaq Capital Market. Alta Mesa and certain of its directors, and certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and director Jeffrey H. Tepper, were named as defendants in a civil lawsuit making various claims including violation of the federal securities laws. Alta Mesa, Riverstone, Mr. Leuschen, Mr. Tepper, and other defendants have reached settlements, and a motion for preliminary approval was filed on January 6, 2025. The court held a final approval hearing on April 30, 2025, and it granted final approval to the settlements and entered a final judgment and order of dismissal with prejudice on May 6, 2025.

In March 2017, Riverstone formed Vista Oil & Gas, S.A.B. DE C.V. (“Vista”), a blank check company. Through its initial public offering in August 2017, Vista raised $650 million from the sale of 65 million units to public investors, with each unit consisting of one Series A share and one warrant. On April 4, 2018, Vista consummated the acquisition of an oil and gas platform from Pampa Energía S.A. and Pluspetrol Resources Corporation with interests in certain exploitation concessions, assessment blocks and exploration permits in Argentina. Vista’s Class A shares trade on the Mexican Stock Exchange under the symbol “VISTA,” and Vista’s American Depositary Shares trade on the NYSE under the symbol “VIST.” On March 25, 2026, the last reported sale price of Vista’s Class A shares on the Mexican Stock Exchange was $1,274.73 MXN per share. On March 25, 2026, the last reported sale price of Vista’s American Depositary Shares on the NYSE was $71.76 USD per share.

In September 2017, Riverstone formed Silver Run Acquisition Corporation III (“Silver Run III”), a blank check company. On August 18, 2020, Silver Run III officially changed its name to Decarbonization Plus Acquisition Corporation (“Decarb I”). Through its initial public offering in October 2020, Decarb I raised $225.7 million from the sale of 22.5 million units to public investors, with each unit consisting of one share of Class A common stock and one-half of one warrant. Decarb I’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRBU,” “DCRB” and “DCRBW,” respectively. On February 9, 2021 Decarb I announced its initial business combination with Hyzon Motors Inc. (“Hyzon”), the global supplier of zero-emissions hydrogen fuel cell powered commercial vehicles. The transaction closed on July 16, 2021 and the combined entity was listed on the Nasdaq Capital Market under the symbol “HYZN.” In March 2025, Hyzon’s Class A common stock and warrants were delisted from the Nasdaq Capital Market. Certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and directors Jeffrey H. Tepper, Dr. Jennifer Aaker and Robert Tichio, have been named as defendants in several civil lawsuits relating to the July 2021 merger between Decarb I and Hyzon, which make various claims including breach of fiduciary duty and violation of federal securities law based on allegedly misleading statements regarding that merger. One of these disputes has been settled and the settlement has received final approval from the court. In another one of the disputes, the court granted a motion to dismiss the claims against Mr. Leuschen and Mr. Tepper (among other defendants) and the plaintiff has filed a motion to amend his complaint to replead claims against these defendants. We cannot predict the outcome of that motion or of the other disputes that remain ongoing at this stage.

In December 2020, Riverstone formed Decarbonization Plus Acquisition Corporation II (“Decarb II”), a blank check company. Through its initial public offering in February 2021, Decarb II raised $402.5 million from the sale of 40.25 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. Decarb II’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRNU,” “DCRN” and “DCRNW,” respectively. On May 26, 2021, Decarb II announced its initial business combination with A.C.N. 145 324 910 Limited (f/k/a Tritium Holdings Pty Ltd) (“Tritium”), a global developer and manufacturer of direct current fast chargers for electric vehicles. The transaction closed on January 13, 2022. In connection with the closing of the transaction, public stockholders holding 34,931,806 shares of Decarb II’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in Decarb II’s trust account. As a result, approximately $349.3 million (or approximately $10.00 per share) was removed from Decarb II’s trust account to pay such public stockholders. The combined entity, Tritium DCFC Limited (“Tritium DCFC”), was listed on NASDAQ under the symbol “DCFC.” In May 2024, Tritium DCFC was delisted and its ordinary shares and warrants ceased to trade on the NASDAQ. Tritium DCFC’s ordinary shares and warrants are listed on OTCPK under the symbols “DCFCQ” and “DCFWQ”, respectively. In September 2024, resolutions were passed for the winding up of Tritium DCFC and certain of its Australian subsidiaries. Tritium DCFC is in the process of winding up and will be deregistered in accordance with Australian law. Upon completion of the winding up of Tritium DCFC, its outstanding equity securities, including its ordinary shares and warrants, will have no value and will cease to exist.

In January 2021, Riverstone formed Decarbonization Plus Acquisition Corporation III (“Decarb III”), a blank check company. Through its initial public offering in March 2021, Decarb III raised $350 million from the sale of 35.0 million units to public investors, with each unit consisting of one share of Class A common stock and one third of one warrant. Decarb III’s units, Class A common stock and warrants traded on the Nasdaq Capital Market under the symbols “DCRCU,” “DCRC” and “DCRCW,” respectively. On June 15, 2021, Decarb III announced its initial business combination with Solid Power, Inc. (“Solid Power”), an industry leading producer of next-generation all-solid state batteries for electric vehicles. The transaction closed on December 8, 2021 and the combined entity is listed on the Nasdaq Capital Market under the symbol “SLDP.” In connection with the closing of the transaction, public stockholders holding 210,171 shares of Decarb III’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in Decarb III’s trust account. As a result, approximately $2,101,806 (or approximately $10.00 per share) was removed from Decarb III’s trust account to pay such holders. On March 25, 2026, the last reported sale price of Solid Power’s common stock on the NASDAQ was $3.09 per share. Certain members of our board of directors, including David Leuschen, a director and the chairman of our board of directors, and directors Jeffrey H. Tepper, Dr. Jennifer Aaker and Robert Tichio, have been named as defendants in a civil lawsuit relating to the December 2021 merger between Decarb III and Solid Power, which makes various claims including breach of fiduciary duty and unjust enrichment. The dispute remains ongoing, and we cannot predict its outcome at this stage.

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

Impact Ag focuses on value creation and returns for investors. Impact Ag promotes regenerative agriculture and returns value to the farm gate through monetization of natural capital and value chain participation. Impact Ag creates value in multiple ways, including: improving profitability through optimization of assets, operating a low-cost model, increasing the productivity of the land by enhancing its natural resources, identifying market trends and taking a position within the value chain, investing in the people and the communities around which it operates, focusing on ecological outcomes to build asset value and managing assets to sequester carbon and access a variety of regulatory and private carbon markets.

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
•
experience deploying value creation strategies, including recruiting talented personnel, implementing system upgrades with the back-office systems, and delivering operating efficiency by implementing an analytical based approach to business metrics; and
•
extensive capital markets experience across various business cycles, including financing businesses and assisting companies with transition to public ownership.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company so long as (i) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of the prior June 30th or (ii) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of the prior June 30th. We will remain a smaller reporting company until the last day of the fiscal year in which the criteria described in clauses (i) and (ii) are no longer applicable to us.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval at an ordinary resolution for such business combination under Cayman Islands law (or such higher approval threshold as may be required by Cayman Islands law and pursuant to our amended and restated memorandum and articles of association). A quorum for such meeting will consist of the holders present in person or by proxy of shares outstanding representing one third (1/3) of the voting power of all outstanding ordinary shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in respect of such ordinary resolution, in addition to our initial shareholders’ Founder Shares, we would need approximately 36.9% of the then outstanding public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our business combination by the Extended Termination Date (as defined below), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law and other applicable law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our business combination by the Extended Termination Date.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination by the Extended Termination Date. However, if our Sponsor, officers or directors acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by the Extended Termination Date.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination by the Extended Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our business combination by the Extended Termination Date, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by the Extended Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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
•
reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
•
repayment of loans made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Termination of Business Combination Agreement

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

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, filed as Exhibit 10.7 to this Annual Report on Form 10-K, and incorporated herein by reference.

Extension

On November 10, 2025, we held an extraordinary general meeting (the “Extension Meeting”), where shareholders approved and adopted an amendment and restatement of our amended and restated memorandum and articles of association to (i) extend (the “Extension”) the date by which the Company must consummate an initial business combination from November 13, 2025 (or twenty four (24) months after the closing date of the Public Offering) to the earlier of (x) November 13, 2026 (or 36 months after the closing date of the Public Offering) and (y) 30 days after the date Warrant Holdings Sponsor fails to timely deposit additional funds in the Trust Account (the “Extended Termination Date”) and (ii) make certain other non-substantive changes to our amended and restated memorandum and articles of association that our board of directors deems appropriate. In connection with the Extension Meeting, shareholders holding 1,577,763 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.4 million (or approximately $11.01 per public share) was removed from the Trust Account to pay such holders.

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 (the “Extension Promissory Note”) in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an initial business combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the board of directors will dissolve and liquidate the Company in accordance with our amended and restated memorandum and articles of association.

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

As of December 31, 2025, the outstanding balance under the Extension Promissory Note was $1,316,889 which was deposited directly into the Trust Account.

The foregoing description of the Extension Promissory Note is qualified in its entirety by reference to the full text of the Extension Promissory Note, a copy of which is attached as Exhibit 10.8 to this Annual Report on Form 10-K, and incorporated herein by reference.

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

Facilities

Our executive offices are located at 712 Fifth Avenue, 36th Floor, New York, NY 10019, and our telephone number is (212) 993-0076. The cost for our use of this space is included in the $10,000 per month we pay to reimburse our Sponsor or an affiliate thereof for office space, utilities and secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

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
•
The requirement that we complete our initial business combination by the Extended Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline.
•
We may not be able to complete our initial business combination by the Extended Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern."
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
•
We may not hold another annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.
•
Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
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
•
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of public warrants and the applicable holding period of our Class A ordinary shares.

•
We are likely treated as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.
•
If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a 1% U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

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
•
The conversion of the Extension Promissory Note upon consummation of our business combination into warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

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

Unlike many other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our initial shareholders’ Founder Shares, in respect of an ordinary resolution, we would need approximately 36.9% of the then outstanding public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their Founder Shares in accordance with the majority of votes cast by our public shareholders.

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

The requirement that we complete our initial business combination by the Extended Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Extended Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by the Extended Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholder may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by the Extended Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, the Company had $1 in cash and no cash equivalents. As of December 31, 2024, the Company had $1 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association that would (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination by the Extended Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extended Termination Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

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

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least the Extended Termination Date, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for until at least the Extended Termination Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or in an interest bearing demand deposit account. Pursuant to the trust agreement governing the Trust Account, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier of (i) the completion of an initial business combination; (ii) the redemption of any public shares that have been properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of the public shares if we have not consummated an initial business combination by the Extended Termination Date or (B) with respect to any other provisions of our amended and restated memorandum and articles of association relating to the rights of holders of the public shares or pre-initial business combination activity; or (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extended Termination Date, or such earlier liquidation date as the board of directors may approve (subject to the requirements of law). If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete an initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire without value to the holder.

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

We may not hold another annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

Pursuant to NASDAQ rules, we held an annual general meeting on June 25, 2025, where our initial shareholders re-elected Jeffrey H. Tepper and Robert Glover as Class I directors to the board of directors for a three year term of office. There is no requirement under Cayman Islands law for us to hold annual or general meetings to appoint directors. Until we hold another annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the Units, the allocation an investor makes of the purchase price of a Unit between the Class A ordinary share and the partial Warrant to purchase Class A ordinary shares included in each Unit could be challenged by the United States Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of Warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. You are urged to consult with and rely solely upon your own tax advisors with respect to these and other tax consequences of purchasing, holding or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning Warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us for such purposes.

We are likely treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. holder holds our Class A ordinary shares or Warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank-check company with no current active business, based upon the composition of our income and assets, and upon review of our financial statements, the Company believes that it is likely that we met and will meet one or both of the PFIC tests during the taxable years prior to our acquisition of a company or assets in a business combination (including any short taxable year that might result from a business combination), which would generally result in our being treated as a PFIC in those taxable years, including the 2023, 2024 and 2025 taxable years and the current taxable year, although our actual PFIC status for the current taxable year will not be determinable until after the end of such taxable year. Although our PFIC status is determined in each taxable year, an initial determination that we are a PFIC will generally apply for subsequent years to a U.S. holder who held (or is deemed to have held) our shares while we were a PFIC, whether or not we are treated as a PFIC in those subsequent years.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. holder, we will endeavor to provide to such U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable such U.S. holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. holder may not make a QEF election with respect to its Warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation, which may result in adverse legal, tax or other consequences to us, our shareholders and/or warrantholders.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation for any reason. We might change our jurisdiction of incorporation in anticipation of executing an agreement to consummate an initial business combination or the closing of an initial business combination; however, we are not limited from doing so at any other time or for any other reason. We may change our jurisdiction of incorporation in order to facilitate an initial business combination or our post-business combination holding structure. For example, if we anticipate signing an agreement to consummate an initial business combination with a target that is organized in the United States, we may change our jurisdiction of incorporation to Delaware prior to the execution of such agreement and without prior notice to or approval of our shareholders.

Our amended and restated memorandum and articles of association permits us to change our jurisdiction of incorporation after approval by our board of directors. We are not required to notify our shareholders prior to such change or to seek the approval of our shareholders if we change our jurisdiction of incorporation prior to our initial business combination, and we anticipate that we will not be required to register such transaction under the Securities Act. If, however, we reincorporate to another jurisdiction outside of the Cayman Islands in connection with our initial business combination, and if we seek shareholder approval of our initial business combination, we anticipate that such transaction will be registered under the Securities Act. To effect the change in our jurisdiction of incorporation, we would deregister as an exempted company in the Cayman Islands and continue and domesticate as a corporation incorporated under the laws of another jurisdiction. In connection therewith, our Class A ordinary shares and Class B ordinary shares would be exchanged for an equal number of corresponding Class A or Class B ordinary shares or common shares, as applicable, of our successor entity, and our Warrants would become exercisable for Class A common or ordinary shares of our successor entity. We expect that the Class A and Class B ordinary shares or common shares in our successor entity would have rights substantially similar to those of our Class A ordinary shares and Class B ordinary shares. However, the system of laws and the enforcement of existing laws of the new jurisdiction of our incorporation may not be as favorable to you as a shareholder as the laws of the Cayman Islands.

Although we will attempt to structure any change in our jurisdiction of incorporation in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or Warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or Warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to investors that are not U.S. holders and who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or Warrants or dispose of our shares or Warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. You are urged to consult with and rely solely upon your own legal and tax advisors regarding the potential consequences to you of any change in our jurisdiction of incorporation.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a 1% U.S. federal excise tax could be imposed on us in connection with redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 imposes a 1% excise tax (the “excise tax”) on the fair market value of certain repurchases (including certain redemptions) of stock by “covered corporations”, which include publicly traded domestic (i.e., United States) corporations and certain non-U.S. corporations treated as “surrogate foreign corporations”. The amount of the excise tax is generally 1% of the aggregate fair market value of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. Although U.S. Treasury regulations clarify certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear.

So long as we remain incorporated as a Cayman Islands exempted company, we are not expected to be a “covered corporation” for purposes of the excise tax, and the excise tax is not expected to apply to redemptions of our Class A ordinary shares, including redemptions related to extension votes (if applicable) or a business combination in which we remain a Cayman Islands exempted company.

However, we may become a “covered corporation” prior to certain redemptions, including in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof). In such a case, we could be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the initial business combination, that are treated as repurchases for this purpose (generally, other than redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including (i) the structure of the initial business combination, (ii) whether the redemption is treated as a repurchase of shares for the purposes of the excise tax, (iii) the fair market value of our stock redeemed and (iv) the extent to which we issue new stock during the same taxable year (whether in connection with our initial business combination or otherwise) that would be eligible to reduce the amount of the excise tax and the fair market value of any such newly issued stock.

The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with the initial business combination or otherwise could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise cause the other shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such excise tax.

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

On March 24, 2021, our Sponsor acquired 10,062,500 Founder Shares in exchange for the payment of $25,000 of expenses on our behalf. In September 2021, our Sponsor surrendered to us for no consideration an aggregate of 2,156,250 Founder Shares, which we accepted and cancelled. In November 2022, we effected a share dividend of 2,635,417 Founder Shares. In September 2023, our Sponsor surrendered to us for no consideration an aggregate of 4,791,667 Founder Shares, which we accepted and cancelled. In October 2023, we effected a share dividend of 2,875,000 Founder Shares, resulting in our Sponsor owning an aggregate of 8,625,000 Founder Shares, acquired for approximately $0.003 per share. The number of Founder Shares issued came with the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. In November 2023, our Sponsor surrendered to us for no consideration 400,000 Founder Shares, and an aggregate of 400,000 Founder Shares were issued to our independent directors at their original purchase price. Our Sponsor agreed to forfeit up to 1,125,000 Founder Shares depending on the extent to which the underwriters’ overallotment option was not exercised so that the Founder Shares would represent 20% of our issued and outstanding shares after the Public Offering. On November 9, 2023, the underwriters exercised the over-allotment option in full; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture. The Founder Shares will be worthless if we do not complete an initial business combination in the prescribed timeframe. In addition, our Warrant Holdings Sponsor and independent directors purchased an aggregate of 9,400,000 Private Placement Warrants, each exercisable for one of our Class A ordinary shares at $11.50 per shares, for a purchase price of $9,400,000, or $1.00 per Private Placement Warrant, that will also be worthless if we do not complete a business combination in the prescribed timeframe. Holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a “cashless basis.” The Private Placement Warrants will not expire except upon liquidation. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the Extended Termination Date nears, which is the deadline for our completion of an initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which would require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting, and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands, which would require the approval of our board of directors) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting. Our initial shareholders, who collectively beneficially own 20.8% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by the Extended Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders own shares representing 20.0% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our initial shareholders, will entitle the holders to appoint and remove all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Pursuant to NASDAQ rules, we held an annual general meeting on June 25, 2025, where our initial shareholders re-elected Jeffrey H. Tepper and Robert Glover as Class I directors to the board of directors for a three year term of office. We may not hold another annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is another annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Furthermore, to continue the Company in a jurisdiction outside of the Cayman Islands, including the adoption of the organizational documents for such jurisdiction, our board of directors will be able to approve such continuation and organizational documents without the vote of any holders of our Class A ordinary shares and Class B ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

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

The conversion of the Extension Promissory Note upon consummation of our business combination into warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

On November 10, 2025, we issued the Extension Promissory Note in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an initial business combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. As of December 31, 2025, the outstanding balance under the Extension Promissory Note was $1,316,889. If the Company consummates an Initial Business Combination, the Extension Promissory Note may be repaid, at Warrant Holdings Sponsor’s discretion, (a) in cash (including out of the proceeds of the Trust Account released to the Company), (b) by converting all or a portion of the amount loaned under the Extension Promissory Note into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants, or (c) with a combination thereof. As such, each payment under the Extension Promissory Note may result in the issuance of 658,444.74 warrants that will result in the issuance of up to an additional 658,444 ordinary shares. The potential for the issuance of a substantial number of additional shares upon conversion of such warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our Warrant Holdings Sponsor’s option to convert the Extension Promissory Note to warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying such warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. To the extent the warrants that may be issued upon conversion of the Extension Promissory Note are converted, you may experience dilution to your holdings.

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

There is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising rates of taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity. Such changes in international trade policies may adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.

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

Item 2. Properties.

Our executive offices are located at 712 Fifth Avenue, 36th Floor, New York, NY 10019. The cost for our use of this space is included in the $10,000 per month we pay to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

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

Holders

At March 25, 2026, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our Warrants and four holders of record of our Private Placement Warrants.

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

From March 22, 2021 (inception) through December 31, 2025, we incurred approximately $1.4 million for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of approximately $6.9 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $12.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 under a promissory note (the “Note”). We repaid this Note to our Sponsor on November 22, 2023. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on November 13, 2023.

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

Approximately $345.0 million ($10.00 per Unit) of the net proceeds of the Public Offering (including the Over-Allotment Units and approximately $12.1 million of the underwriters’ deferred discount) and certain of the proceeds of the Private Placement were placed in the Trust Account located in the United States with the Trustee, and held only as cash items in an interest-bearing demand deposit account at a bank, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated memorandum and articles of association.

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

Proposed Business Combination

Business Combination Agreement

On August 28, 2024, the Parties, entered into the Business Combination Agreement. See Part I, Item 1. “Termination of Business Combination Agreement” to this Annual Report on Form 10-K for additional information.

Termination of Business Combination Agreement

On April 10, 2025, pursuant to Section 11.01(a) of the Business Combination Agreement, the Parties entered into a Termination Agreement to terminate the Business Combination Agreement. See Part I, Item 1. “Termination of Business Combination Agreement” to this Annual Report on Form 10-K for additional information.

Extension

On November 10, 2025, the Company held the Extension Meeting, where shareholders approved and adopted an amendment and restatement of the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company must consummate a “Business Combination” (as defined in the Company’s amended and restated memorandum and articles of association) from November 13, 2025 (or twenty four (24) months after the closing date of the Public Offering) to the Extended Termination Date and (ii) make certain other non-substantive changes to the Company’s amended and restated memorandum and articles of association that the Board deems appropriate (such proposal, the “Extension Amendment Proposal”). In connection with the Extension Meeting, shareholders holding 1,577,763 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.4 million (or approximately $11.01 per Public Share) was removed from the Trust Account to pay such holders.

On November 10, 2025, the Company issued the Extension Promissory Note in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association.

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

As of December 31, 2025, the outstanding balance under the Extension Promissory Note was $1,316,889.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2025, we reported net income of $10,468,766 which consisted of general and administrative expenses of $5,498,493, offset by $15,967,259 of interest on Trust Account.

For the year ended December 31, 2024, we reported net income of $8,363,892 which consisted of general and administrative expenses of $10,241,431, offset by $18,605,323 of interest on Trust Account.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a cash balance of $1 and a working capital deficit of $17,114,663. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the year ended December 31, 2025, cash used in operating activities was $1,316,889, which is made up of a net income of $10,468,766, offset by changes in operating assets and liabilities of $785,262, general and administrative expenses funded by note payable through Sponsor and affiliates of $7,600,644, and an interest on Trust Account of $15,967,259.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with our initial business combination and other working capital requirements. On November 13, 2025, the Company issued the Extension Promissory Note to Warrant Holdings Sponsor to cover extension payments to be paid directly into the Company’s Trust Account.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until the Extended Termination Date to complete a business combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these audited financial statements are issued, if a business combination is not consummated by that date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to reimburse an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly amounts. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $120,000, respectively, in administrative costs.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2025, the outstanding balance under the promissory notes was $2,816,890.

The foregoing description of the Working Capital Note is qualified in its entirety by reference to the full text of the Working Capital Note, a copy of which is attached as Exhibit 10.6 to this Annual Report on Form 10-K, and incorporated herein by reference.

On November 10, 2025, the Company issued the “Extension Promissory Note in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association. As of December 31, 2025, the Company had $1,316,889 outstanding under the Extension Promissory Note.

The foregoing description of the Extension Promissory Note is qualified in its entirety by reference to the full text of the Extension Promissory Note, a copy of which is attached as Exhibit 10.8 to this Annual Report on Form 10-K, and incorporated herein by reference.

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

Recent Accounting Pronouncements

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

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Our management team assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment and those criteria, our management team concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management team’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only our management team’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors are set forth below:

Name	Age	Position
Robert (Bert) Glover*	51	Chief Executive Officer and Director
Thomas Smith*	42	Chief Financial Officer, Chief Accounting Officer and Secretary
David Leuschen	74	Director and Chairman of the Board
Dr. Jennifer Aaker	59	Director
Ted W. Hall	77	Director
Robert Tichio	48	Director
Jeffrey H. Tepper	60	Director

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

Thomas Smith has been our chief financial officer, chief accounting officer and secretary since October 2023. Since October 2025, Mr. Smith has been employed by Petra Funds Group, LLC. Mr. Smith also serves as Riverstone Holdings LLC’s chief financial officer and has served in multiple additional roles since joining Riverstone Holdings LLC in 2013. During this period with Riverstone, Mr. Smith was involved with the following SPACs, each of which is discussed under the section “Part I — Item 1. Business — Our Company”: Decarb I, Decarb II, Decarb III, and Decarb IV. Mr. Smith has also been involved with CH4, which is not owned or controlled by Riverstone. Prior to joining Riverstone Holdings LLC, Mr. Smith served in several financial roles within Apax Partners, LP, most recently as the assistant controller. Previously, he worked with Ernst & Young LLP, where he focused on assurance engagements for both public and private companies. Mr. Smith earned his undergraduate B.S. degree in Accounting from Fairfield University and is a certified public accountant.

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

Mr. Leuschen currently serves on the boards of directors of various private Riverstone portfolio companies. Mr. Leuschen also currently serves on a number of nonprofit boards of directors, including as a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a director of UCROSS Foundation, a Director of the Wyoming Stock Growers Association and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business.

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

Mr. Tepper served as a director of Silver Run I from its inception in November 2015 until the completion of its acquisition of Centennial in October 2016 and has served as a director of Permian Resources Corporation (f/k/a Centennial Resource Development, Inc.) (NASDAQ: PR) between October 2016 through today. Mr. Tepper is a former director of Alta Mesa Resources, Inc. (NASDAQ: AMR) and its predecessor, Silver Run II, between March 2017 and June 2020. Mr. Tepper is a former director of Decarb IV, between 2021 and 2023. Mr. Tepper is a former director of Decarb III, during 2021. Mr. Tepper is a former director of Decarb II, between 2021 and 2022. Mr. Tepper is a former director of Decarb I, between 2020 and 2021. Mr. Tepper received a Master of Business Administration from Columbia Business School and a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania with concentrations in finance and accounting.

We believe Mr. Tepper’s extensive M&A experience, including service on the boards of directors of several blank check companies, brings important and valuable skills to our board of directors.

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

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. The initial term of office of the first class of directors, consisting of Jeffrey H. Tepper and Robert (Bert) Glover, expired at our first annual general meeting. At our annual general meeting held on June 25, 2025, our initial shareholders re-elected Jeffrey H. Tepper and Robert Glover as directors for a three year term of office. The term of office of the second class of directors, consisting of Dr. Jennifer Aaker and Ted W. Hall, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of David Leuschen and Robert Tichio, will expire at the third annual general meeting. We may not hold another annual general meeting until after we consummate our initial business combination.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website, www.ansc.co.

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

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month payable to an affiliate of our Sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the closing of a business combination. Accordingly, prior to the closing of an initial business combination, the compensation committee is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of the Company. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2025, there were no delinquent filers.

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

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides (i) that no individual serving as a director or an officer will have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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
•
Pursuant to our amended and restated memorandum and articles of association, our initial shareholders are not entitled to redemption rights with respect to any of their Founder Shares and have agreed to waive their redemption rights with respect to any public shares held by them in connection with the consummation of our initial business combination. Additionally, holders of the Founder Shares are not entitled to redemption rights with respect to such shares held by them if we fail to consummate our initial business combination by the Extended Termination Date. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire without value to the holder. With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable until the earlier of: (i) one year after the completion of our initial business combination or (ii) subsequent to our initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, our Warrant Holdings Sponsor and our independent directors have agreed not to transfer, assign or sell any of the Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) until 30 days after the date we complete our initial business combination. Since our Sponsor, its affiliate and our officers and directors directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
•
The fact that our initial shareholders beneficially own 8,625,000 Founder Shares as of the date hereof, representing approximately 20.8% of the voting power of our public Shares, and our initial shareholders agreed to vote any public shares or Founder Shares owned by them (except for any public shares purchased by them after our public announcement of our intention to engage in a proposed business combination) in favor of an initial business combination;
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
•
The fact that Warrant Holdings Sponsor holds the Extension Promissory Note from the Company and will (i) benefit from the completion of an initial business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms less favorable to our shareholders rather than liquidate and (ii) not be repaid the amount loaned under the Extension Promissory Note by the Company until 100% of the public shares have been redeemed and only in connection with the liquidation of the Company to the extent funds are available outside of the Trust Account.

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

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on November 9, 2023, we have agreed to reimburse an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly amounts. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2026 by:

•
each person known by us to be the beneficial owner of more than 5% of each class of our outstanding ordinary shares;
•
each of our named executive officers and directors that beneficially owns ordinary shares; and
•
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Class A Shares	Approximate Percentage of Outstanding Founder Shares	Approximate Percentage of Outstanding Ordinary Class A Shares and Founder Shares
Greater than 5% Holders
The Goldman Sachs Group, Inc.(2)	2,606,345	7.9%	-	6.3%
Glazer Capital, LLC(3)	1,875,033	5.7%	-	4.5%
Westchester Capital Management, LLC(4)	1,964,677	6.0%	-	4.7%
First Trust Merger Arbitrage Fund(5)	2,829,209	8.6%	-	6.8%
First Trust Capital Management L.P.(5)	3,117,578	9.5%	-	7.5%
W.R. Berkley Corporation(6)	2,525,578	7.7%	-	6.1%
Mizuho Financial Group, Inc.(7)	2,907,338	8.8%	-	7.0%
Wolverine Asset Management, LLC(8)	1,987,668	6.0%	-	4.8%
Fort Baker Capital Management LP(9)	1,879,630	5.7%	-	4.5%
Agriculture & Natural Solutions Acquisition Sponsor LLC(10)(11)	8,225,000	-	95.4%	19.8%
Officers and Directors
Robert (Bert) Glover	-	-	-	-
Thomas Smith	-	-	-	-
Dr. Jennifer Aaker(10)	120,000	-	1.4%	*
Ted W. Hall(10)	240,000	-	2.8%	*
David Leuschen(10)(11)	8,225,000	-	95.4%	19.8%
Robert Tichio	-	-	-	-
Jeffrey H. Tepper(10)	40,000	-	*	*
All directors and executive officers as a group (7 Individuals)(12)	8,625,000	100%	100%	20.8%

* Less than one percent.

(1)
This table is based on 41,547,237 ordinary shares outstanding at March 27, 2026, of which 32,922,237 were Class A ordinary shares and 8,625,000 were Founder Shares. Unless otherwise noted, the business address of each of the following entities or individuals is 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(2)
Based solely on a Schedule 13G filed with the SEC on November 10, 2025 on behalf of the Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 200 West Street New York, NY 10282.
(3)
Based solely on a Schedule 13G filed with the SEC on August 14, 2025 on behalf of Glazer Capital, LLC and Paul J. Glazer, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 250 West 55th Street, Suite 30A, New York, NY 10019.
(4)
Based solely on a Schedule 13G filed with the SEC on February 13, 2026 on behalf of Westchester Capital Management, LLC (“Westchester”), Virtus Investment Advisers, LLC (“Virtus”) and The Merger Fund (“MF”), of which, Westchester directly owns 87,213 shares and has sole purchasing, voting and dispositive power, Westchester and Virtus have shared purchasing, voting and dispositive power with respect to 1,877,464 shares and MF has shared purchasing, voting and dispositive power with respect to 1,852,650 shares. The principal business address of Westchester is 100 Summit Drive, Valhalla, NY 10595. The business address of Virtus is One Financial Plaza, Hartford, CT 06103. The principal business address of MF is 101 Munson Street, Greenfield, MA 01301-9683.
(5)
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
(6)
Based solely on a Schedule 13G filed with the SEC on February 10, 2026 on behalf of W.R. Berkley Corporation and Berkley Insurance Company, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 475 Steamboat Road, Greenwich, CT 06830.
(7)
Based solely on a Schedule 13G filed with the SEC on February 12, 2026 on behalf of Mizuho Financial Group, Inc. The business address for the shareholder is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.
(8)
Based solely on a Schedule 13G filed with the SEC on February 2, 2026 on behalf of Wolverine Asset Management, LLC, Wolverine Holdings, LLC, Christopher L. Gust and Robert R. Bellick, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
(9)
Based solely on a Schedule 13G filed with the SEC on February 17, 2026 on behalf of Fort Baker Capital Management LP, Steven Patrick Pigott and Fort Baker Capital, LLC, each of which share voting and dispositive power with respect to the reported shares. The business address for the shareholders is 700 Larkspur Landing Circle, Suite 275, Larkspur, CA 94939.
(10)
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
(11)
The Sponsor is the record holder of the securities reported herein. Riverstone Holdings LLC is the managing member of Agriculture & Natural Solutions Acquisition Sponsor Manager V, LLC, which is the managing member of Agriculture & Natural Solutions Acquisition Sponsor Holdings V, LLC, which is the managing member of the Sponsor. Solely with respect to these securities, David Leuschen has been designated by the managing directors of Riverstone Holdings LLC to exercise all voting and investment power of Riverstone Holdings LLC, and David Leuschen has exercised such power exclusively since inception of the Sponsor. As such, each of David Leuschen, Riverstone Holdings LLC, Agriculture & Natural Solutions Acquisition Sponsor Manager V, LLC and Agriculture & Natural Solutions Acquisition Sponsor Holdings V, LLC may be deemed to have or share beneficial ownership of the securities held directly by the Sponsor. Each such entity or individual disclaims any such beneficial ownership. The business address of each of these entities and Mr. Leuschen is 712 Fifth Avenue, 36th Floor, New York, NY 10019.
(12)
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

Pursuant to our amended and restated memorandum and articles of association, our initial shareholders are not entitled to redemption rights with respect to any Founder Shares held by them and have agreed to waive their redemption rights with respect to any public shares held by them in connection with the completion of our initial business combination. If our initial business combination is not completed by the Extended Termination Date, our initial shareholders are not entitled to redemption rights with respect to any Founder Shares held by them.

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

Administrative Support Agreement

The Company has agreed to reimbuse an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly amounts. For the year ended December 31, 2025, the Company incurred $15,000 in administrative costs.

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

As of December 31, 2025 and 2024, the Company had $8,193,531 and $1,909,776, respectively, due to related party recorded in “Accounts payable – related party” on the balance sheets. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan any Working Capital Loans. If we complete an initial business combination, we would repay the Working Capital Loans. In the event that our initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If our Sponsor or an affiliate of our Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2025 and 2024, we had no borrowings under the Working Capital Loans.

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued Working Capital Note in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into Working Capital Warrants equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of December 31, 2025, $838,405 was outstanding under the Working Capital Note.

On November 10, 2025, the Company issued the Extension Promissory Note in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association. As of December 31, 2025, the Company had $1,316,889 outstanding under the Extension Promissory Note.

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

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees(1)	$145,950	$152,015
Audit-Related Fees(2)	-	-
Tax Fees(3)	5,250	4,160
All Other Fees(4)	-	-
Total	$151,200	$156,175

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

2.1

Business Combination Agreement, dated as of August 28, 2024, by and among ANSC, NewCo, Merger Sub 1, Merger Sub 2, the Sellers, AFA and, solely with respect to Section 2.07 therein, Sponsor (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on August 28, 2024)

3.1

Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 12, 2025)

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

10.8

Extension Promissory Note, by and between ANSC and Warrant Holdings Sponsor (incorporated by reference to Exhibit 10.1 to ANSC’s Current Report on Form 8-K (File No. 001-41861) filed with the SEC on November 12, 2025)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K/A (File No. 001-41861) filed with the SEC on April 18, 2025)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: March 27, 2026	By:	/s/ Robert (Bert) Glover
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

Name	Title	Date

/s/ Robert (Bert) Glover	Chief Executive Officer and Director	March 27, 2026
Robert (Bert) Glover	(Principal Executive Officer)

/s/ Thomas Smith	Chief Financial Officer, Chief Accounting Officer and Secretary	March 27, 2026
Thomas Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Jennifer Aaker	Director	March 27, 2026
Dr. Jennifer Aaker

/s/ Ted W. Hall	Director	March 27, 2026
Ted W. Hall

/s/ David Leuschen	Director and Chairman of the Board	March 27, 2026
David Leuschen

/s/ Jeffrey H. Tepper	Director	March 27, 2026
Jeffrey H. Tepper

/s/ Robert Tichio	Director	March 27, 2026
Robert Tichio

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2025 and 2024	F-3

Statements of Operations for the Years Ended December 31, 2025 and 2024	F-4

Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity for the Years Ended December 31, 2025 and 2024	F-5

Statements of Cash Flows for the Years Ended December 31, 2025 and 2024	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Agriculture & Natural Solutions Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agriculture & Natural Solutions Acquisition Corporation (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 13, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 27, 2026

PCAOB ID Number 100

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

BALANCE SHEETS

ASSETS	DECEMBER 31, 2025	DECEMBER 31, 2024
Current assets:
Cash	$1	$1
Prepaid expenses	214,542	273,215
Total current assets	214,543	273,216
Cash held in Trust Account	365,968,284	366,062,161
Total Assets	$366,182,827	$366,335,377

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,828	$869,458
Working capital promissory notes	1,500,000	1,500,000
Extension promissory notes	1,316,890	-
Due to related party	7,531,935	1,248,181
Accrued expenses	-	5,605
Deferred legal fees	6,923,553	6,949,253
Total current liabilities	17,329,206	10,572,497
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	29,404,206	22,647,497

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,922,237 and 34,500,000 shares at approximately $11.12 and $10.61 per share at December 31, 2025 and 2024	365,968,284	366,062,161

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 32,922,237 and 34,500,000 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2025 and 2024	863	863
Additional paid-in capital	-	-
Accumulated deficit	(29,190,526)	(22,375,144)
Total shareholders’ deficit	(29,189,663)	(22,374,281)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$366,182,827	$366,335,377

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
General and administrative expenses(1)	5,498,493	10,241,431
Loss from operations	(5,498,493)	(10,241,431)
Interest on cash held in Trust Account	15,967,259	18,605,323
Net income	$10,468,766	$8,363,892
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	34,288,191	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.24	$0.19
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic	8,625,000	8,625,000
Basic net income per share, Class B non-redeemable ordinary shares	$0.24	$0.19
Weighted average shares outstanding of Class B non-redeemable ordinary shares, diluted	8,625,000	8,625,000
Diluted net income per share, Class B non-redeemable ordinary shares	$0.24	$0.19

1.
In the first quarter of fiscal year 2025, the Company recognized a waiver of legal fees totaling $2,076,234 related to the terminated merger transaction. These waived fees represented a portion of legal expenses incurred across multiple reporting periods, including various quarters in fiscal year 2024 and the quarter ended March 31, 2025. As these waived fees are non-recurring in nature, similar waiver transactions are not anticipated in future periods. The waived amount was recorded as a reduction to the same financial statement line item in which the original expenses were previously recognized.

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)
Redemption of Class A ordinary shares	(1,577,763)	(17,378,025)
Remeasurement of Class A ordinary shares to redemption value	-	17,284,148	-	-	-	(17,284,148)	(17,284,148)
Net income	-	-	-	-	-	10,468,766	10,468,766
Balance as of December 31, 2025	32,922,237	$365,968,284	8,625,000	$863	$-	$(29,190,526)	$(29,189,663)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	34,500,000	$347,456,838	8,625,000	$863	$-	$(12,133,713)	$(12,132,850)
Remeasurement of Class A ordinary shares to redemption value	-	18,605,323	-	-	-	(18,605,323)	(18,605,323)
Net income	-	-	-	-	-	8,363,892	8,363,892
Balance as of December 31, 2024	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Cash Flows from Operating Activities
Net income	$10,468,766	$8,363,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest on cash held in Trust Account	(15,967,259)	(18,605,323)
General and administrative expenses funded by a note payable to Sponsor and affiliates	7,600,644	2,818,641
Changes in operating assets and liabilities:
Prepaid expenses	58,673	207,222
Accounts payable	(812,630)	844,678
Deferred legal fees	(25,700)	6,365,286
Accrued expenses	(5,605)	5,605
Net cash (used in) provided by operating activities	1,316,889	1
Cash Flows from Investing Activities
Extension contribution deposit into the Trust Account	(1,316,889)	-
Trust Account withdrawal – redemption	17,378,025	-
Net cash provided by investing activities	16,061,136	-
Cash Flows from Financing Activities
Advances from related party	-	300,000
Repayment of advances from related party	-	(584,783)
Redemption of Class A ordinary shares	(17,378,025)	-
Net cash used in financing activities	(17,378,025)	(284,783)

Net decrease in cash	-	(284,782)
Cash - beginning of year	1	284,783
Cash - end of year	$1	$1

The accompanying notes are an integral part of these financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of December 31, 2025, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination by the Extended Termination Date (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination by the Extended Termination Date (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination by the earlier of (x) November 13, 2026 (or 36 months after the closing date of the Public Offering) and (y) 30 days after the date Warrant Holdings Sponsor fails to timely deposit additional funds in the Trust Account (the “Extended Termination Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination by the Extended Termination Date. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Additionally, each of the Parties has agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Termination, subject to certain exceptions, as set forth in the Termination Agreement. Pursuant to Section 11.04 of the Business Combination Agreement, the Company and Sponsor paid an aggregate of $3,465,798 (or $5,510,620 AUD) to the Sellers which was recorded as general and administrative expenses on the statements of operations.

Extension

On November 10, 2025, the Company held an extraordinary general meeting (the “Extension Meeting”), where shareholders approved and adopted an amendment and restatement of the Company’s amended and restated memorandum and articles of association to (i) extend (the “Extension”) the date by which the Company must consummate a “Business Combination” (as defined in the Company’s amended and restated memorandum and articles of association) from November 13, 2025 (or twenty four (24) months after the closing date of the Public Offering) to the Extended Termination Date and (ii) make certain other non-substantive changes to the Company’s amended and restated memorandum and articles of association that the board of directors deems appropriate (such proposal, the “Extension Amendment Proposal”). In connection with the Extension Meeting, shareholders holding 1,577,763 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $17.4 million (or approximately $11.01 per Public Share) was removed from the Trust Account to pay such holders.

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 (the “Extension Promissory Note”) in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the board of directors will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association.

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

As of December 31, 2025, the outstanding balance under the Extension Promissory Note was $1,316,889 for direct payment to the Trust Account.

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

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising rates of taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover cost incurred in connection with our initial business combination and other working capital requirements. On November 13, 2025, the Company issued the Extension Promissory Note to Warrant Holdings Sponsor to cover extension payments to be paid directly into the Company’s Trust Account.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until the Extended Termination Date to complete a business combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these audited financial statements are issued, if a business combination is not consummated by that date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $1 in cash as of December 31, 2025 and 2024, respectively. There were no cash equivalents as of December 31, 2025 and 2024.

Cash Held in Trust Account

The assets held in the Trust Account were held in a demand deposit account. Earnings on this deposit are included in interest on Trust Account on the accompanying statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the balance sheets as of December 31, 2025 are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance costs	(20,230,306)
Fair value of Public Warrants at issuance	(2,182,125)
Plus:
Remeasurement of Class A ordinary shares to redemption value	24,869,269
Class A ordinary shares subject to possible redemption at December 31, 2023	347,456,838
Remeasurement of Class A ordinary shares to redemption value	18,605,323
Class A ordinary shares subject to possible redemption at December 31, 2024	366,062,161
Redemption of 1,577,763 Class A ordinary shares	(17,378,025)
Remeasurement of Class A ordinary shares to redemption value	17,284,148
Class A ordinary shares subject to possible redemption at December 31, 2025	$365,968,284

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

There were no investments, assets or liabilities requiring fair value measurement as of December 31, 2025 and 2024.

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

The Company determined that the conversion option embedded in the promissory notes issued on August 28, 2024 and November 10, 2025, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of December 31, 2025. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. As of December 31, 2025 and 2024, the outstanding balance under the promissory notes was $2,816,890 and $1,500,000, respectively.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the years ended December 31, 2025 and 2024, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. For the years ended December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income per ordinary share is below:

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to redeemable Class A ordinary shares
Net income allocable to redeemable Class A ordinary shares	$8,364,679	$6,691,114
Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,288,191	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.24	$0.19
Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B ordinary shares
Net income allocable to non-redeemable Class B ordinary shares	$2,104,087	$1,672,778
Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.24	$0.19

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2025 and 2024, the Company incurred $120,000 and $120,000, respectively, in administrative fees and recorded within “Due to related party” on the balance sheets.

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

Due to Related Party

As of December 31, 2025 and 2024, the Company had $7,531,935 and $1,248,181, respectively, due to related party. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. The Warrant Holdings Sponsor can convert all or a portion of the amount loaned under the promissory note into warrants for $1.00 per warrant, which warrants will be identical to the warrants issued by the Company in a private placement in connection with the Company’s IPO.

As of December 31, 2025 and 2024, the Company had $2,816,890 and $1,500,000 outstanding under both promissory notes, respectively.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2025 and 2024, there were 32,922,237 and 34,500,000 Public Shares issued and outstanding subject to possible redemption, respectively.

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

As of December 31, 2025, and 2024, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of December 31, 2025 and 2024, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

	For the year ended December 31,
	2025	2024
Cash held in Trust Account	$365,968,284	$366,062,161

	For the year ended December 31,
	2025	2024
General and administrative expenses	$5,498,493	$10,241,431
Interest on cash held in Trust Account	$15,967,259	$18,605,323

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that would have required adjustment or disclosure in the financial statements.