Form 10-Q
period 2026-03-31
Agriculture & Natural Solutions Acquisition Corp
filed 2026-05-14
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, 32,922,237 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Cash	$1	$1
Prepaid expenses	153,629	214,542
Total current assets	153,630	214,543
Cash held in Trust Account	371,313,599	365,968,284
Total Assets	$371,467,229	$366,182,827

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$95,638	$56,828
Due to related party	7,781,154	7,531,935
Extension promissory notes	3,292,224	1,316,890
Working capital promissory notes	1,500,000	1,500,000
Deferred legal fees	7,138,801	6,923,553
Accrued expenses	50,500	—
Total current liabilities	19,858,317	17,329,206
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	31,933,317	29,404,206

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,922,237 shares at $11.28 and $11.12 per share on cash held in Trust Account at March 31, 2026 and December 31, 2025, respectively	371,313,599	365,968,284

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 32,922,237 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—

Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	863	863

Additional paid-in capital	—	—
Accumulated deficit	(31,780,550)	(29,190,526)
Total shareholders' deficit	(31,779,687)	(29,189,663)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$371,467,229	$366,182,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2026	March 31, 2025
General and administrative expenses (1)	$614,691	$(39,833)
Loss (income) from operations	(614,691)	39,833
Interest on cash held in Trust Account	3,369,982	3,977,942
Net income	$2,755,291	$4,017,775
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,922,237	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$0.09
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.07	$0.09

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of January 1, 2026	32,922,237	$365,968,284	8,625,000	$863	$—	$(29,190,526)	$(29,189,663)
Accretion of Class A ordinary shares to redemption value	—	5,345,315	—	—	—	(5,345,315)	(5,345,315)
Net income	—	—	—	—	—	2,755,291	2,755,291
Balance as of March 31, 2026 (unaudited)	32,922,237	$371,313,599	8,625,000	$863	$—	$(31,780,550)	$(31,779,687)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B		Additional Paid-	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	$863	$—	$(22,375,144)	$(22,374,281)
Accretion of Class A ordinary shares to redemption value	—	3,977,942	—	—	—	(3,977,942)	(3,977,942)
Net income	—	—	—	—	—	4,017,775	4,017,775
Balance as of March 31, 2025 (unaudited)	34,500,000	$370,040,103	8,625,000	$863	$—	$(22,335,311)	$(22,334,448)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE THREE MONTHS ENDED MARCH 31, 2025
Cash Flows from Operating Activities
Net income	$2,755,291	$4,017,775
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on cash held in Trust Account	(3,369,982)	(3,977,942)
General and administrative expenses funded by a note payable to Sponsor and affiliates	2,224,553	1,307,421
Changes in operating assets and liabilities:
Prepaid expenses	60,914	56,739
Deferred legal fees	215,248	(951,968)
Accounts payable	38,810	(449,360)
Accrued expenses	50,500	(2,665)
Net cash provided by operating activities	1,975,334	—
Cash Flows from Investing Activities
Extension contribution deposit into the Trust Account	(1,975,334)	—
Net cash used in investing activities	(1,975,334)	—

Net increase in cash	—	—
Cash - beginning of period	1	1
Cash - end of period	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of March 31, 2026, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Additionally, each of the Parties has agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement and the related transactions, including the Termination, subject to certain exceptions, as set forth in the Termination Agreement. Pursuant to Section 11.04 of the Business Combination Agreement, the Company and Sponsor paid an aggregate of $3,465,798 (or $5,510,620 AUD) to the Sellers which was recorded as general and administrative expenses on the unaudited condensed statements of operations.

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

As of March 31, 2026 and December 31, 2025, there were $3,292,224 and $1,316,890, respectively outstanding under the Extension Promissory Note for direct payments to the Trust Account.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities in the Middle East region and globally. The geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a large-scale joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region, including in Bahrain, Jordan, Kuwait and Qatar. This conflict represents a material escalation in regional instability, the full scope, duration and consequences of which remain highly uncertain.

The U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Iran’s Islamic Revolutionary Guard Corps has effectively closed the Strait of Hormuz - through which approximately 20% of global seaborne oil trade transits - to commercial shipping, leading major container carriers and tanker operators to suspend transits and reroute vessels. Concurrently, Iran-backed Houthi forces in Yemen have announced a resumption of attacks on commercial shipping in the Red Sea and the Bab el-Mandeb Strait, creating a dual chokepoint crisis that has disrupted global shipping lanes. Major shipping companies have suspended operations through both maritime corridors and rerouted vessels around the Cape of Good Hope, significantly increasing transit times and freight costs and disrupting global supply chains. War risk insurance for the Strait of Hormuz has been withdrawn or repriced at prohibitive levels, and airspace closures across multiple Gulf states have grounded thousands of flights. Brent crude oil prices have surged, and analysts have projected prices could reach $100 per barrel or higher if supply disruptions persist. Global stock markets have experienced significant declines, with indices in Asia, Europe and the United States falling sharply, and safe-haven assets such as gold and U.S. Treasuries have seen increased demand. The conflict has also prompted heightened sanctions enforcement activity and new compliance risks across financial markets.

The Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10 percent baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11 to 50 percent, took effect on April 9. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover costs incurred in connection with the Company’s initial business combination and other working capital requirements. On November 13, 2025, the Company issued the Extension Promissory Note to Warrant Holdings Sponsor to cover extension payments to be paid directly into the Company’s Trust Account.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $1 in cash as of March 31, 2026 and December 31, 2025, respectively. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in Trust Account

The assets held in the Trust Account were held in a demand deposit account. Earnings on this deposit are included in interest on Trust Account on the accompanying condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2026 and December 31, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$347,456,838
Accretion of Class A ordinary shares to redemption value	18,605,323
Class A ordinary shares subject to possible redemption at December 31, 2024	$366,062,161
Redemption of 1,577,763 Class A ordinary shares	(17,378,025)
Accretion of Class A ordinary shares to redemption value	17,284,148
Class A ordinary shares subject to possible redemption at December 31, 2025	$365,968,284
Accretion of Class A ordinary shares to redemption value	5,345,315
Class A ordinary shares subject to possible redemption at March 31, 2026	$371,313,599

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

There were no investments, assets or liabilities requiring fair value measurement as of March 31, 2026 and December 31, 2025.

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

The Company determined that the conversion option embedded in the promissory notes issued on August 28, 2024 and November 10, 2025, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of March 31, 2026. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. As of March 31, 2026 and December 31, 2025, the combined outstanding balances under both promissory notes were $4,792,224 and $2,816,890, respectively.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three months ended March 31, 2026 and 2025, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income per ordinary share, since their inclusion is contingent on a future event. For the three months ended March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

A reconciliation of the net income per ordinary share is below:

	For The Three Months Ended March 31, 2026	For The Three Months Ended March 31, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to redeemable Class A ordinary shares	$2,183,306	$3,214,220
Net income allocable to redeemable Class A ordinary shares

Denominator: Weighted average shares outstanding, redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	32,922,237	34,500,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.07	$0.09

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B ordinary shares
Net income allocable to non-redeemable Class B ordinary shares	$571,985	$803,555

Denominator: Weighted average non-redeemable Class B ordinary shares	8,625,000	8,625,000
Basic net income per share, non-redeemable Class B ordinary shares	$0.07	$0.09

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2026 and December 31, 2025, the Company incurred $30,000 and $120,000, respectively, in administrative fees and recorded within “Due to related party” on the condensed balance sheets.

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

Due to Related Party

As of March 31, 2026 and December 31, 2025, the Company had $7,781,154 and $7,531,935, respectively, due to related party. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. The Warrant Holdings Sponsor can convert all or a portion of the amount loaned under the promissory note into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

As of March 31, 2026 and December 31, 2025, the Company had $4,792,224 and $2,816,890 outstanding under both promissory notes, respectively.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2026 and December 31, 2025, there were 32,922,237 Public Shares issued and outstanding subject to possible redemption, respectively.

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

As of March 31, 2026 and December 31, 2025, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of March 31, 2026 and December 31, 2025, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

	As of
	March 31, 2026	December 31, 2025
Cash held in Trust Account	$371,313,599	$365,968,284

	For the three months ended March 31,
	2026	2025
General and administrative expenses	$614,691	$(39,833)
Interest on cash held in Trust Account	$3,369,982	$3,977,942

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

As of March 31, 2026, the outstanding balance under the Extension Promissory Note was $3,292,224.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the three months ended March 31, 2026, we reported net income of $2,755,291 which consisted of general and administrative expenses and $3,369,982 of interest on cash held in the Trust Account.

For the three months ended March 31, 2025, we reported net income of $4,017,775 which consisted of general and administrative expenses (inclusive of $2,076,234 of waived legal fees offset against $2,036,401 in general and administrative expenses incurred) and $3,977,942 of interest on the Trust Account.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a cash balance of $1 and a working capital deficit of $19,704,688. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the three months ended March 31, 2026, cash provided by operating activities was $1,975,334, which is made up of a net income of $2,755,291, changes in operating assets and liabilities of $365,473. These amounts were offset by accrued interest on cash held in the Trust Account of $3,369,982 and general and administrative expenses funded by a note payable to Sponsor and affiliates of $2,224,553.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. Moreover, the Company may need to obtain additional financing either to complete an initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”). See Note 4. On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover costs incurred in connection with our initial business combination and other working capital requirements. On November 13, 2025, the Company issued the Extension Promissory Note to Warrant Holdings Sponsor to cover extension payments to be paid directly into the Company’s Trust Account.

The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans, including the proposed business combination. The Company has until the Extended Termination Date to complete a business combination or cease all operations other than those required for the purpose of liquidation. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing date of this report, if a business combination is not consummated by that date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date. The Company intends to complete a business combination before the mandatory liquidation date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $30,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of March 31, 2026, the outstanding balance under the Working Capital Note was $1,500,000.

On November 10, 2025, the Company issued the “Extension Promissory Note” in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor will deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association. As of March 31, 2026, the outstanding balance under the Extension Promissory Note was $3,292,224.

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

Our principle executive officer and principle financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principle executive officer and principle financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026 (the “Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in the Annual Report.

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: May 14, 2026	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer,
Chief Accounting Officer and Secretary