Form 10-Q
period 2026-06-30
Agriculture & Natural Solutions Acquisition Corp
filed 2026-08-14
CIK 1854149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, 32,922,237 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025	2

	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURE		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1	$1
Prepaid expenses	92,715	214,542
Total current assets	92,716	214,543
Cash held in Trust Account	376,705,935	365,968,284
Total Assets	$376,798,651	$366,182,827

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,489	$56,828
Due to related party	7,998,347	7,531,935
Extension promissory notes	5,267,559	1,316,890
Working capital promissory notes	1,500,000	1,500,000
Deferred legal fees	7,138,801	6,923,553
Accrued expenses	253,326	-
Total current liabilities	22,163,522	17,329,206
Deferred underwriting fees payable	12,075,000	12,075,000
Total liabilities	34,238,522	29,404,206

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,922,237 shares at $11.44 and $11.12 per share on cash held in Trust Account at June 30, 2026 and December 31, 2025, respectively	376,705,935	365,968,284

Shareholders' deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 32,922,237 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	863	863
Additional paid-in capital	-	-
Accumulated deficit	(34,146,669)	(29,190,526)
Total shareholders' deficit	(34,145,806)	(29,189,663)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$376,798,651	$366,182,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2026		FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
General and administrative expenses (1)	$390,784	$	$4,188,168	1,005,475	$4,148,335
Interest on cash held in Trust Account	3,417,001		4,056,282	6,786,983	8,034,224
Net income (loss)	$3,026,217		$(131,886)	$5,781,508	$3,885,889
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,922,237		34,500,000	32,922,237	34,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07		$-	$0.14	$0.09
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	8,625,000		8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07		$-	$0.14	$0.09

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2026	32,922,237	$365,968,284	8,625,000	$863	$-	$(29,190,526)	$(29,189,663)
Accretion of Class A ordinary shares to redemption value	-	5,345,315	-	-	-	(5,345,315)	(5,345,315)
Net income	-	-	-	-	-	2,755,291	2,755,291
Balance as of March 31, 2026 (unaudited)	32,922,237	$371,313,599	8,625,000	$863	$-	$(31,780,550)	$(31,779,687)

Accretion of Class A ordinary shares to redemption value	-	5,392,336	-	-	-	(5,392,336)	(5,392,336)
Net income	-	-	-	-	-	3,026,217	3,026,217
Balance as of June 30, 2026 (unaudited)	32,922,237	$376,705,935	8,625,000	$863	$-	$(34,146,669)	$(34,145,806)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of January 1, 2025	34,500,000	$366,062,161	8,625,000	$863	$-	$(22,375,144)	$(22,374,281)
Accretion of Class A ordinary shares to redemption value	-	3,977,942	-	-	-	(3,977,942)	(3,977,942)
Net income	-	-	-	-	-	4,017,775	4,017,775
Balance as of March 31, 2025 (unaudited)	34,500,000	$370,040,103	8,625,000	$863	$-	$(22,335,311)	$(22,334,448)
Accretion of Class A ordinary shares to redemption value	-	4,056,282	-	-	-	(4,056,282)	(4,056,282)
Net loss	-	-	-	-	-	(131,886)	(131,886)
Balance as of June 30, 2025 (unaudited)	34,500,000	$374,096,385	8,625,000	$863	$-	$(26,523,479)	$(26,522,616)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
Cash Flows from Operating Activities
Net income	$5,781,508	$3,885,889
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on cash held in Trust Account	(6,786,983)	(8,034,224)
General and administrative expenses funded by a note payable to Sponsor and affiliates	4,417,081	5,596,369
Changes in operating assets and liabilities:
Prepaid expenses	121,827	119,343
Deferred legal fees	215,248	(718,164)
Accounts payable	(51,339)	(866,458)
Accrued expenses	253,326	17,245
Net cash provided by operating activities	3,950,668	-
Cash Flows from Investing Activities
Extension contribution deposit into the Trust Account	(3,950,668)	-
Net cash used in investing activities	(3,950,668)	-

Net change in cash	-	-
Cash - beginning of period	1	1
Cash - end of period	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

All activity for the period from March 22, 2021 (inception) through November 8, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. All activity subsequent to the Public Offering relates to the Company’s search for a target business with which to complete its Initial Business Combination. As of June 30, 2026, the Company had not yet commenced operations. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Following the closing of the Public Offering on November 13, 2023, an amount of $345,000,000 ($10.00 per Unit) of the proceeds from the Public Offering and Private Placement was deposited into a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering held in the Trust Account will not be released until the earlier of (i) the consummation of the Initial Business Combination and (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 (the “Extension Promissory Note”) in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor was required to deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of (a) the consummation of an Initial Business Combination, (b) the Extended

Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the board of directors will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association.

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

As of June 30, 2026 and December 31, 2025, there were $5,267,559 and $1,316,890, respectively, outstanding under the Extension Promissory Note for direct payments to the Trust Account. The final monthly payment under the Extension Promissory Note was made on June 12, 2026.

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

The Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10% baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11% to 50%, took effect on April 9. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

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

Liquidation of the Company

On July 31, 2026, the Company announced that it does not expect to consummate a business combination prior to expiration of the Completion Window under its Amended and Restated Memorandum and Articles of Association, and that the Company's Completion Window will expire on August 12, 2026, following the sponsor affiliate's decision to discontinue extension payments under the promissory note dated November 10, 2025. As a result, the Company's Board of Directors has determined to cease operations except for winding up, redeem all outstanding Public Shares for an estimated $11.47 per share funded from the Trust Account (net of up to $100,000 for dissolution expenses), with payment expected on or about August 19, 2026, and thereafter dissolve and liquidate subject to shareholder and Board approval and applicable Cayman Islands law; the Company's warrants will not participate in any redemption or liquidating distribution and will expire worthless. The Company's securities will cease trading on Nasdaq after August 12, 2026, and the Public Shares will be deemed cancelled effective the close of business on August 13, 2026, representing thereafter only the right to receive the redemption amount.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had a cash balance of $1. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete an Initial Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of an Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide it with loans up to $1,500,000 as the Company may require (“Working Capital Loans”) (See Note 4). On August 28, 2024, the Company issued an unsecured promissory note (“Working Capital Note”) of $1,500,000 to its Sponsor to cover costs incurred in connection with the Company’s initial business combination and other working capital requirements. On November 13, 2025, the Company issued the Extension Promissory Note to Warrant Holdings Sponsor to cover extension payments to be paid directly into the Company’s Trust Account.

The Company has incurred significant costs in pursuit of its financing and acquisition plans, including finding a target for a business combination. The Company does not expect to consummate a business combination prior to expiration of the Extended Termination Date and as a result, the Company's Completion Window will expire on August 12, 2026. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Accordingly, these Financial

Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our most recent Form 10-K, which present the financial statements for the period from January 1, 2025 through December 31, 2025. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

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

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1 and $1 in cash as of June 30, 2026 and December 31, 2025, respectively. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in Trust Account

The assets held in the Trust Account were held in a demand deposit account. Earnings on this deposit are included in interest on Trust Account on the accompanying condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares that were sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent (deficit) equity as the redemption provisions are not solely within the control of the Company. Each Unit consists of one Public Share and one-half of one Public Warrant. As such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. The Public Shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2026 and December 31, 2025 are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023	$347,456,838
Accretion of Class A ordinary shares to redemption value	18,605,323
Class A ordinary shares subject to possible redemption at December 31, 2024	$366,062,161
Redemption of 1,577,763 Class A ordinary shares	(17,378,025)
Accretion of Class A ordinary shares to redemption value	17,284,148
Class A ordinary shares subject to possible redemption at December 31, 2025	$365,968,284
Accretion of Class A ordinary shares to redemption value	10,737,651
Class A ordinary shares subject to possible redemption at June 30, 2026	$376,705,935

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

There were no investments, assets or liabilities requiring fair value measurement as of June 30, 2026 and December 31, 2025.

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

The Company determined that the conversion option embedded in the promissory notes issued on August 28, 2024 and November 10, 2025, should be bifurcated and accounted for as a derivative in accordance with ASC 815. The exercise price of the underlying warrants was lower than the closing price of the Public Shares as of June 30, 2026. As such, the Company believes the likelihood of the Sponsor exercising the conversion option is remote and the value of such option is de minimis. As of June 30, 2026 and December 31, 2025, the combined outstanding balances under both promissory notes were $6,767,559 and $2,816,890, respectively.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. For the three and six months ended June 30, 2026 and 2025, the Company did not consider the effect of the warrants sold in the Public Offering and Private Placement to purchase Public Shares in the calculation of diluted income (loss) per ordinary share, since their inclusion is contingent on a future event.

A reconciliation of the net income (loss) per ordinary share is below.

	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares
Net income (loss) allocable to Redeemable Class A Ordinary Shares	$2,397,989	$(105,509)	$4,581,296	$3,108,711

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	32,922,237	34,500,000	32,922,237	34,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$0.00	$0.14	$0.09

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$628,228	$(26,377)	$1,200,212	$777,178

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07	$0.00	$0.14	$0.09

Income Taxes

The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Support Agreement

The Company agreed, commencing on the date the securities of the Company were first listed on NASDAQ, to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2026 and December 31, 2025, the Company incurred $60,000 and $120,000, respectively, in administrative fees and recorded within “Due to related party” on the condensed balance sheets.

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

Due to Related Party

As of June 30, 2026 and December 31, 2025, the Company had $7,998,347 and $7,531,935, respectively, due to related party. These amounts represent formation, offering, and general and administrative expenses paid on behalf of the Company and is due on demand.

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

On November 10, 2025, the Company issued a non-interest bearing, unsecured promissory note to Warrant Holdings Sponsor in the principal amount of up to $7,901,336.88 in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor was required to deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the board of directors. The Warrant Holdings Sponsor can convert all or a portion of the amount loaned under the promissory note into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

As of June 30, 2026 and December 31, 2025, the Company had $6,767,559 and $2,816,890 outstanding under both promissory notes, respectively. The final monthly payment under the Extension Promissory Note was made on June 12, 2026.

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

Note 6 – Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Public Shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Public Shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Public Shares and Founder Shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2026 and December 31, 2025, there were 32,922,237 Public Shares issued and outstanding subject to possible redemption.

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

As of June 30, 2026 and December 31, 2025, there were 8,625,000 Founder Shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 26,650,000 warrants (17,250,000 Public Warrants and 9,400,000 Private Placement Warrants) outstanding. Each whole warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustment as described herein. Only whole warrants are exercisable. The warrants will become exercisable 30 days after the completion of the Initial Business Combination and the Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants will not expire except upon liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

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

Note 7 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	As of
	June 30, 2026	December 31, 2025
Cash held in Trust Account	$376,705,935	$365,968,284

	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025
General and administrative expenses	$390,784	$4,188,168	$1,005,475	$4,148,335
Interest on cash held in Trust Account	$3,417,001	$4,056,282	$6,786,983	$8,034,224

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

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events, except for the liquidation of the Company (Note 1), that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On November 10, 2025, the Company issued the Extension Promissory Note in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor was required to deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association.

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

As of June 30, 2026, the outstanding balance under the Extension Promissory Note was $5,267,559.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2021 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Public Offering, described below, and subsequent to the Public Offering, the Company’s search for a target business with which to complete an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. Following the Public Offering, we generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the six months ended June 30, 2026, we reported net income of $5,781,508 which consisted of general and administrative expenses of $1,005,475, and $6,786,983 of interest on cash held in the Trust Account.

For the six months ended June 30, 2025, we reported net income of $3,885,889 which consisted of general and administrative expenses (inclusive of $2,076,234 of waived legal fees offset against $3,465,798 of related party paid merger termination fees and $2,758,770 in other general and administrative expenses) and $8,034,224 of interest on cash held in Trust Account.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a cash balance of $1 and a working capital deficit of $22,070,806. Following the closing of the Public Offering, the Company’s liquidity needs were satisfied through using an amount from net proceeds from the Public Offering and the sale of Private Placement Warrants held outside of the Trust Account for existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

For the six months ended June 30, 2026, cash provided by operating activities was $3,950,669, which is made up of a net income of $5,781,508, changes in operating assets and liabilities of $539,063. These amounts were offset by accrued interest on cash held in the Trust Account of $6,786,983 and general and administrative expenses funded by a note payable to Sponsor and affiliates of $4,417,081.

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

The Company has incurred significant costs in pursuit of its financing and acquisition plans, including finding a target for a business combination. The Company does not expect to consummate a business combination prior to expiration of the Extended Termination Date and as a result, the Company's Completion Window will expire on August 12, 2026. In connection with management’s evaluation of the Company’s ability to continue as a going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the mandatory liquidation date and liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on NASDAQ and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative support made available to the Company. Upon completion of an initial business combination or the Company’s liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2026 and 2025, the Company incurred $60,000 and $60,000, respectively, in administrative fees.

Promissory Note

On August 28, 2024, in connection with the execution of the Business Combination Agreement, the Company issued an unsecured promissory note (the “Working Capital Note”) in the principal amount of $1,500,000 to Warrant Holdings Sponsor. The Working Capital Note does not bear interest and is repayable in full upon consummation of an initial business combination. If the Company does not complete an initial business combination, the Working Capital Note will not be repaid and all amounts owed under the Working Capital Note will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Immediately prior to the consummation of an initial business combination, Warrant Holdings Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note into that number of warrants, each entitling the holder to purchase one Public Share (the “Working Capital Warrants”) equal to the principal amount of the Working Capital Note so converted divided by $1.00. The Working Capital Warrants will be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. As of June 30, 2026, the outstanding balance under the Working Capital Note was $1,500,000.

On November 10, 2025, the Company issued the “Extension Promissory Note” in connection with the Extension. Pursuant to the Extension Promissory Note, Warrant Holdings Sponsor was required to deposit $658,444.74 into the Trust Account beginning on November 13, 2025, and on the thirteenth day of each month thereafter (or if such day is not a business day, on the business day immediately preceding such day) until the earliest of: (a) the consummation of an Initial Business Combination, (b) the Extended Termination Date or (c) the voluntary dissolution and liquidation of the Company as determined by the Board. In the event Warrant Holdings Sponsor does not deposit such funds into the Trust Account, the Board will dissolve and liquidate the Company in accordance with the Company’s amended and restated memorandum and articles of association. As of June 30, 2026, the outstanding balance under the Extension Promissory Note was $5,267,559. The final monthly payment under the Extension Promissory Note was made on June 12, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective during the period covered by this report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 31, 2026, Agriculture & Natural Solutions Acquisition Corporation (the “Company”) announced that, following a review by the Company’s management and its sponsor affiliate, Agriculture & Natural Solutions Acquisition Warrant Holdings LLC (the “Warrant Holdings Sponsor”), the Company does not expect to consummate a business combination prior to expiration of the Completion Window (as defined in the Company's Amended and Restated Memorandum and Articles of Association (the “Company's Articles”)). As a result of the foregoing and the Warrant Holdings Sponsor’s decision not to continue making extension payments under the promissory note issued to the Warrant Holdings Sponsor on November 10, 2025, the Company’s Completion Window will expire on August 12, 2026.

Accordingly, the Company's board of directors (the “Board”) has determined that the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), that were included in the units issued in the Company's initial public offering (the “Public Shares”) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Company’s trust account (the “Trust Account”), including interest earned thereon and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares (the “Redemption”), which Redemption will completely extinguish the holders’ rights as shareholders, including the right to receive further liquidating distributions, if any, subject to applicable law, and (iii) as promptly as reasonably possible following the Redemption, subject to the approval of the Company’s remaining shareholders and the Board, dissolve and liquidate, in each case subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

The Company's sponsor and independent directors have previously agreed to waive their redemption rights with respect to monies held in the Trust Account with respect to any Class A Ordinary Shares and the Company's Class B ordinary shares, par value $0.0001 per share, held by them.

The Company has instructed Continental Stock Transfer & Trust Company ("Continental"), as trustee, to take all necessary actions to effect the Redemption. The proceeds thereof, less $100,000 of interest to pay dissolution expenses and net of any amounts previously released to the Company to pay taxes, will be held in a trust operating account pending disbursement to holders of Public Shares. The Company expects to redeem all outstanding Public Shares for an estimated redemption price of approximately $11.47 per share (the “Redemption Amount”). All other costs and expenses associated with implementing the dissolution will be funded from proceeds held outside of the Trust Account. Record holders of Public Shares will receive their pro rata portion of the Trust Account proceeds by delivering their Public Shares to Continental, the Company's transfer agent; beneficial owners of Public Shares held in “street name” will not need to take any action to receive the Redemption Amount. The Redemption Amount is expected to be paid on or around August 19, 2026.

The last day that the Company's securities will trade on The Nasdaq Stock Market LLC (“Nasdaq”) will be August 12, 2026. Effective as of the close of business on August 13, 2026, the Public Shares will be deemed cancelled and will represent only the right to receive the Redemption Amount.

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

AGRICULTURE & NATURAL SOLUTIONS ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ Thomas Smith
	Name:	Thomas Smith
	Title:	Chief Financial Officer,
Chief Accounting Officer and Secretary